Form 10-Q
period 2021-09-30
Spindletop Health Acquisition Corp.
filed 2021-12-20
CIK 1848558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission File
No. 001-41018

Spindletop Health Acquisition Corp.
(Exact name of registrant as specified in its charter)

Delaware	86-2141947
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3571 Far West Blvd., Suite 108
Austin, TX 78731
(Address of Principal Executive Offices, including zip code)
512-916-4633
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one-half of one redeemable warrant	SHCAU	The Nasdaq Stock Market LLC
Class A common stock, $0.0001 par value	SHCA	The Nasdaq Stock Market LLC
Redeemable warrants	SHCAW	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer

☒ Non-accelerated filer	☒ Smaller reporting company

☒ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act):    Yes  ☒    No  ☐
As of December 16, 2021, there
were 5,750,000 shares of the Class B Common Stock, par value $0.0001 per share, of the Company issued and outstanding.

SPINDLETOP HEALTH ACQUISITION CORP.
Form
10-Q
For the Quarter Ended September 30, 2021

		Page
Part I. Financial Information		1

Item 1.	Financial Statements	1
	Unaudited Condensed Balance Sheet as of September 30, 2021	1
	Unaudited Condensed Statements of Operations for the three-months ended September 30, 2021 and for the period from February 17, 2021 (inception) through September 30, 2021	2
	Unaudited Condensed Statement of Changes in Stockholder’s Equity for the period from February 17, 2021 (inception) through September 30, 2021	3
	Unaudited Condensed Statement of Cash Flows for the period from February 17, 2021 (inception) through September 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	18
Item 4.	Controls and Procedures	19

Part II. Other Information		19

Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 6.	Exhibits	20

Part III. Signatures		21

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SPINDLETOP HEALTH ACQUISITION CORP.
UNAUDITED CONDENSED BALANCE SHEET

September 30, 2021
Assets:
Current assets

Cash	$39,307

Total current assets	39,307
Deferred offering costs	534,625

Total assets	$573,932

Liabilities and Stockholder’s Equity
Accrued offering costs and expenses	$242,140
Accounts payable	9,460
Promissory note - related party	300,000

Total current liabilities	551,600

Commitments and Contingencies (Note 6)
Stockholder’s Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding (1)	575
Additional paid-in capital	24,425
Accumulated deficit	(2,668)

Total Stockholder’s equity	22,332

Total Liabilities and Stockholder’s Equity	$573,932

(1)
This number include
s
 up to 750,000
 shares of Class B common stock that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). As a result of the full exercise of the over-allotment option by the underwriters upon the consummation of the IPO, these shares are no longer subject to forfeiture (see Note 9).

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPINDLETOP HEALTH ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended September 30, 2021	For the period from February 17, 2021 (inception) through September 30, 2021
Formation cost	$—	$2,668
Loss from Operations	—	(2,668)

Net loss	$—	$(2,668)

Basic and diluted weighted average shares outstanding (1)	5,000,000	5,000,000

Basic and diluted net loss per common share	$—	$(0.00)

(1)
This number exclude
s
 up to 750,000
 shares of Class B common stock that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). As a result of the full exercise of the over-allotment option by the underwriters upon the consummation of the IPO, these shares are no longer subject to forfeiture (see Note 9).

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPINDLETOP HEALTH ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY
FOR THE PERIOD FROM FEBRUARY 17, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class B		Additional		Total
	Common stock		Paid-in	Accumulated	Stockholder’s
	Shares (1)	Amount	Capital	Deficit	Equity
Balance as of February 17, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	(477)	(477)

Balance as of February 23, 2021 (audited)	5,750,000	$575	$24,425	$(477)	$24,523)
Net loss	—	—	—	(2,191)	(2,191)

Balance as of June 30, 2021 (Unaudited)	5,750,000	$575	$24,425	$(2,668)	$22,332
Net loss	—	—	—	—	—

Balance as of September 30, 2021 (Unaudited)	5,750,000	$575	$24,425	$(2,668)	$22,332

(1)
This number include
s
 up to 750,000
 shares of Class B common stock that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). As a result of the full exercise of the over-allotment option by the underwriters upon the consummation of the IPO, these shares are no longer subject to forfeiture (see Note 9).

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPINDLETOP HEALTH ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM FEBRUARY 17, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

Cash flows from operating activities:
Net loss	$(2,668)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in current assets and liabilities:
Accounts payable	2,688

Net cash used in operating activities	—

Cash flows from financing activities:
Proceeds from issuance of founder shares	25,000
Payment of deferred offering costs	(285,693)
Proceeds from issuance of promissory note to related party	300,000

Net cash provided by financing activities	39,307

Net change in cash	39,307
Cash, beginning of the period	—

Cash, end of the period	$39,307

Supplemental disclosure of non-cash financing activities:
Deferred offering costs in Accounts payable and accrued offering costs and expenses	$248,932

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPINDLETOP HEALTH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
Note 1 — Organization, Business Operations and Liquidity
Organization and General
Spindletop Health Acquisition Corp. (the “Company”) is a newly organized blank check company incorporated as a Delaware corporation on February 17, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). The Company has not selected any specific Business Combination target and the Company has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any business combination target with respect to the Business Combination.
As of September 30, 2021, the Company has not
commenced any operations. All activity for the period from February 17, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the Initial Public Offering (“IPO”) (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.
Sponsor and Financing
The Company’s sponsor is Spindletop Health Sponsor Group, LLC, a Delaware limited liability company (the “Sponsor”).
The registration statement for the Company’s IPO was declared effective on November 3, 2021 (the “Effective Date”). On November 8, 2021, the Company consummated the IPO of 23,000,000 units (the “Units”) including 3,000,000 Units as part of the underwriters’ over-allotment option. Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share (“Class A common stock”), and one-half
of one redeemable warrant of the Company (“Public Warrant”), with each whole Public Warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $230,000,000, which is discussed in Note 3.
Simultaneously with the closing of the IPO, the Company completed the private sale of an aggregate of 12,600,000 warrants (the “Private Placement Warrants”), including 1,200,000 Private Placement Warrants related to the underwriters’ fully exercising their over-allotment option, at a purchase price of $1.00 per Private Placement Warrant, to the Sponsor, generating gross proceeds to the Company of $12,600,000. The Private Placement Warrants are identical to the Public Warrants sold in the IPO, except that, so long as the Private Placement Warrants are held by the Sponsor and its permitted transferees: (i) they are not redeemable by the Company, except under certain circumstances when the price per share of Class A common stock equals or exceeds $11.50 (as adjusted), (ii) they (including the shares of Class A common stock issuable upon exercise of the Private Placement Warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of a business combination, (iii) they are exercisable on a cashless basis and (iv) they are entitled to registration rights.
In connection with the IPO, the Company granted the underwriters a
45-day
option to purchase up to an additional 3,000,000 Units to cover over-allotments, if any. As part of the IPO
,
the underwriters’ fully exercised their over-allotment option.
Transaction costs amounted to
$13,423,194
(consisting of
$4,600,000
of underwriting fees,
$8,050,000
of deferred underwriting fees and
$773,194
of other offering costs) were recognized with $580,637 which were allocated to the Public and Private Warrants, included in accumulated deficit and $12,842,557 included in temporary equity.
Upon the closing of the IPO and the private placement, $234,600,000 has been placed in a trust account (the “Trust Account”), representing the redemption value of the Class A common stock sold in the IPO, at their redemption value of $10.20 per share.
The Company’s ability to commence operations
was
contingent upon obtaining adequate financial resources through the IPO of 23,000,000 Units at $10.00 per Unit, which is discussed in Note 3 and the sale of 12,600,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor that closed simultaneously with the IPO. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.
The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80%
 of the net balance in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held and taxes payable on the income earned on the Trust Account) at the time of the signing of an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Upon the closing of the IPO, $10.20 per Unit sold in the IPO is held in a “Trust Account” and may only be invested in U.S. “government securities”, within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions of Rule
2a-7
promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest to occur of: (a) the completion of the Company’s initial Business Combination, (b) the redemption of any shares of the Company’s Class A common stock sold in the IPO (the “public shares”) properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (i) to modify the substance or timing of the Company’s obligation to provide for the redemption of the public shares in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if it does not complete its initial Business Combination within 15 months from the closing of the IPO or (ii) with respect to any other material provisions relating to stockholders’ rights or pre-initial
Business Combination activity, and (c) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 15 months from the closing of the IPO, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors which would have priority over the claims of the Company’s public stockholders.
The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a stockholder meeting called to approve the initial Business Combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem their shares for a pro rata share of the aggregate amount then on deposit in the Trust Account (initially $10.20 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations).
The shares of Class A common stock subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.
The Company will have 15 months from the closing of the IPO to complete an initial Business Combination (the “Combination Period”). If the Company does not complete a business combination within 15 months from the closing of the IPO (such 15-month period extended (a) to 18 months if the Company has filed (i) a Form 8-K including a definitive merger or acquisition agreement or (ii) a proxy statement, registration statement or similar filing for an initial business combination but have not completed the initial business combination within such 15-month period or (b) two instances by an additional three months each instance for a total of up to 18 months or 21 months, respectively, by depositing into the trust account for each three month extension in an amount of $0.10 per unit) or during any stockholder-approved extension period, the Company will redeem 100% of the public shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to the Company to pay franchise and income taxes (less up to
$100,000

of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to the limitations described herein. However, if the Company is unable to complete its initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
The sponsor, officers and directors agreed to (i) waive their redemption rights with respect to their shares of the Company’s Class B common stock and shares of Class A common stock issued upon conversion thereof (the “founder shares”) and public shares in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to provide for the redemption of the public shares in connection with an initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the Combination Period or (B) with respect to any other material provisions relating to stockholders’ rights or pre-initial
Business Combination activity, (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete the initial Business Combination within the Combination Period, and (iv) vote any founder shares held by them and any public shares purchased during or after the IPO (including in open market and privately-negotiated transactions) in favor of the Company’s initial Business Combination.
The Company’s Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable), nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked its Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether its Sponsor has sufficient funds to satisfy its indemnity obligations and believes that the Company’s Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that its Sponsor would be able to satisfy those obligations.

Liquidity and Capital Resources
As of September 30, 2021, the Company had $39,307 in its operating bank account, and
a
working capital deficit of $512,293.
The Company’s liquidity needs up to September 30, 2021 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the founder shares to cover certain offering costs and the loan under two unsecured promissory notes from the Sponsor of $300,000 (see Note 5). As of September 30, 2021, the Company had a total of $300,000 outstanding under two unsecured promissory notes. The promissory note was paid in full on November 8, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans.

On November 8, 2021, the Company consummated the IPO of 23,000,000 units (the “Units”) including 3,000,000 Units as part of the underwriters’ over-allotment option. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $230,000,000, which is discussed in Note 3. Simultaneously with the closing of the IPO the Company completed the private sale of 12,600,000 Private Placement Warrants, including 1,200,000 Private Placement Warrants related to the underwriters’ fully exercising their over-allotment option, at a purchase price of $1.00 per Private Placement Warrant to the Sponsor, generating gross proceeds to the Company of $12,600,000 (see Note 7). As of November 8, 2021, the Company had $3,132,485 in its operating bank account, and working capital of $1,985,854.
Based on the foregoing, management believes that the Company has alleviated substantial doubt that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
Risks and Uncertainties
Management is continuing to evaluate the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Note 2 — Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Prospectus, which contains the initial audited financial statements and notes thereto for the period from February 17, 2021 (inception) to February 23, 2021 as filed with the SEC on November 5, 2021, and the Company’s report on Form
8-K,
which contains the Company’s audited balance sheet and notes thereto as of November 8, 2021, as filed with the SEC on November 15, 2021. The interim results for the three months ended September 30, 2021 and for the period from February 17, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.
Emerging Growth Company Status
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates
The preparation of the financial statement in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $39,307, and no cash equivalents as of September 30, 2021.
Deferred Offering Costs
The Company complies with the requirements of the ASC
340-10-S99-1
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Deferred offering costs consist principally of professional and registration fees incurred through the balance sheet date that are directly related to the Public Offering. Offering costs are charged to temporary equity or the statement of operations based on the relative value of the Warrants to the proceeds received from the Units sold upon the completion of the IPO. Accordingly, on November 8, 2021, offering costs totaling $13,423,194 (consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees and $773,194 of other offering costs) were recognized with $580,637 which were allocated to the Public and Private Warrants, included in accumulated deficit and $12,842,557 included in temporary equity.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.
The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured
and reported at fair value at each reporting period, and
non-financial
assets and liabilities that are
re-measured
and reported at fair value at least annually.
The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:
Level 1—Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.
Level 2—Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.
Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and re-valued at
each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheet as current or non-current based
on whether or
not net-cash settlement
or conversion of the instrument could be required within 12 months of the balance sheet date.

Warrant Liability
The Company will account for the 24,100,000 warrants issued in connection with the IPO and Private Placement in accordance with the guidance contained in FASB ASC 815 “Derivatives and Hedging” whereby under that provision the warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company will classify the warrant instruments as a liability at fair value and adjust the instrument to fair value at each reporting period. This liability will be re-measured
at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of warrants will be estimated using an internal valuation model. The valuation model will utilize inputs such as assumed share prices, volatility, discount factors and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation
at each reporting period. There were no warrants issued at September 30, 2021 (see Note 7).
Redeemable Share Classification
All of the 23,000,000
 shares of common stock sold as part of the Units in the Company’s IPO (“public common stock”) contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial business combination. In accordance with ASC
480-10-S99,
the Company classifies public common stock subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The public common stock sold as part of the Units in the IPO will be issued with other freestanding instruments (i.e., Public Warrants) and as such, the initial carrying value of public common stock classified as temporary equity will be the allocated proceeds determined in accordance with ASC
470-20.
The public common stock are subject to ASC
480-10-S99
and are currently not redeemable as the redemption is contingent upon the occurrence of events mentioned above. According to ASC
480-10-
S99-15,
no subsequent adjustment is needed if it is not probable that the instrument will become redeemable. The Company will re-evaluate this position each period.
The Company will recognize changes
in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.
The Class A common stock is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC
480-10-S99.
If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in
capital and accumulated deficit.
As of November 8, 2021, the common stock reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$230,000,000
Less:
Proceeds allocated to Public Warrants	(9,441,500)
Common share issuance costs	(12,842,557)
Plus:
Proceeds from Private Placement deposited in trust account	4,600,000
Accretion of carrying value to redemption value	22,284,057

Class A common stock subject to possible redemption	$234,600,000
Net Loss Per Common Share
The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 750,000 shares of common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriter. At September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

Income Taxes
The Company accounts for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.
ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income tax examinations by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The provision for income taxes was deemed to be immaterial for the three months ended September 30, 2021 and for the period from February 17, 2021(inception) through September 30, 2021.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of September 30, 2021, the Company had not experienced losses on this account and management believes the Company was not exposed to significant risks on such account.
Recent Accounting Pronouncements
In August 2020, FASB issued Accounting Standards Update (“ASU”)
2020-06,
Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective January 1, 2022 and should be applied on a full or modified retrospective basis. On February 17, 2021, the date of the Company’s inception, the Company adopted the new standard.
The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.
Note 3 — Initial Public Offering
On November 8, 2021, the Company sold 23,000,000 Units (including the underwriters’ over-allotment option of 3,000,000 Units) at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share (“Class A common stock”), and one-half
of one redeemable warrant of the Company (“Public Warrant”), with each whole Public Warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $230,000,000
Following the closing of the IPO on November 8, 2021, $234,600,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was deposited into the Trust Account and $3,132,485 in its operating bank account. The net proceeds deposited into the Trust Account will be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.

In connection with the IPO, the Company granted the underwriters a
45-day
option to purchase up to an additional 3,000,000 Units to cover over-allotments. Included in the IPO on November 8, 2021, the underwriters exercised the over-allotment in full. (see Note
9
).
Note 4 — Private Placement
On November 8, 2021, simultaneously with the closing of the IPO the Company completed the private sale of 12,600,000 Private Placement Warrants, including 1,200,000 Private Placement Warrants related to the underwriters’ fully exercising their over-allotment option, at a purchase price of $1.00 per Private Placement Warrant to the Sponsor, generating gross proceeds to the Company of $12,600,000. Each whole warrant entitles the holder thereof to purchase one Class A common stock at $11.50 per share, subject to adjustment (see Note 7).
Note 5 — Related Party Transactions
Founder Shares
In February 2021, the Company’s initial stockholders purchased an aggregate of 5,750,000 founder shares for a capital contribution of $25,000. The founder shares included an aggregate of up to 750,000 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. Included in the IPO the underwriters’ fully exercised their over-allotment option resulting in no founder shares subject to forfeiture.
In March 2021, four members of the board of directors purchased 70,000 founders shares in the aggregate for an aggregate purchase price of $304.35, or approximately $0.004 per share, which approximated fair value at the date of issuance
. One hundred percent of these founder shares will initially be subject to forfeiture. To the extent these 70,000 founder shares held by the directors have not vested pursuant to each director’s respective founder shares subscription agreement, these shares shall be automatically forfeited for no consideration upon the termination of the director’s service to the Company as a director of the Company. Each director’s founder shares will vest at a rate of 1/36th of the stock per month, effective as of March 12, 2021, subject to the director’s continuous service to the Company as a director.
In March 2021, three officers of the Company purchased 150,000 founder shares in the aggregate for an aggregate price of $652.17, or approximately $0.004 per share, which approximated fair value at the date of issuance. One hundred percent of these founder shares will initially be subject to forfeiture. To the extent these 150,000 founder shares held by the officers have not vested pursuant to each officer’s respective founder shares subscription agreement, these shares shall be automatically forfeited for no consideration upon the termination of the officer’s service to the Company as an officer of the Company. Each officer’s founder shares will vest at a rate of 1/36th of the stock per month, effective as of March 12, 2021, subject to the officer’s continuous service to the Company as an officer.
With certain limited exceptions, the founder shares are not transferable, assignable or saleable (except to the Company’s officers and directors and other persons or entities affiliated with the Sponsor, each of whom will be subject to the same transfer restrictions) until the earlier of (A) one year after the completion of the Company’s initial Business Combination or (B) subsequent to the Company’s initial Business Combination, (x) if the reported closing price of Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after the Company’s initial Business Combination or (y) the date, following the completion of the Company’s initial Business Combination, on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.
The Company’s sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to their founder shares and public shares in connection with the completion of the Company’s initial Business Combination, (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to provide for the redemption of the Company’s public shares in connection with an initial Business Combination or to redeem 100% of the Company’s public shares if the Company does not complete its initial Business Combination within the Combination Period or (B) with respect to any other material provisions relating to stockholders’ rights or pre-initial
Business Combination activity, (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete its initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Combination Period, and (iv) vote any founder shares held by them and any public shares purchased during or after this offering (including in open market and privately-negotiated transactions) in favor of the Company’s initial Business Combination.
Promissory Note — Related Party
The Sponsor issued a promissory note allowing the Company to borrow up to $300,000 under two unsecured promissory notes to be used for a portion of the expenses of the IPO. The initial promissory note entered into on February 23, 2021 provided for a loan of $100,000 that was non-interest
bearing, unsecured and due at the earlier of August 31, 2021 or the closing of the IPO. On August 30, 2021, the Company entered into an amendment to the initial promissory note to extend the repayment date to the earlier of December 31, 2021 or the closing of this offering. The Company entered into an additional promissory note on June 15, 2021, which provided for a $200,000 loan that was non-interest
bearing, unsecured and due at the earlier of December 31, 2021 or the closing of the IPO. On November 8, 2021, the Company fully repaid the outstanding promissory note balance of
$
300,000 (see Note 9).

Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $2,000,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. At September 30, 2021, the Company had not borrowed any funds under the working capital loans and, accordingly, no such Working Capital Loans were outstanding.
Administrative Service Fee
On November 3, 2021, the Company entered into an administrative services agreement commencing on the date that the Company’s securities are first listed on the Nasdaq pursuant to which the Company will agree to pay the Sponsor a total of $20,000 per month for office space, utilities and secretarial and administrative support provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of September 30, 2021, no administrative fees had been recorded or paid.
Note 6 — Commitments and Contingencies
Registration Rights
The holders of the founder shares, Private Placement Warrants, and warrants that may be issued upon conversion of Working Capital Loans will have registration rights to require the Company to register a sale of any of its securities held by them pursuant to a registration rights agreement to be signed prior to or on the effective date of the IPO. These holders will be entitled to make up to three demands, excluding short form registration demands, that the Company registers such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company.
Underwriter Agreement
The Company has granted the underwriters a
45-day
option to purchase up to 3,000,000 additional Units to cover any over-allotments at the IPO price less the underwriting discounts and commissions. At the time of the IPO, the underwriters’ fully exercised their over-allotment option.
On November 8, 2021, the Company paid a cash underwriting commissions of $0.20 per unit, or $4,600,000, (including the commission related to the underwriters’ exercise of the over-allotment option).
The underwriters are entitled to deferred underwriting commissions of $0.35 per unit, or $8,050,000 in the aggregate (including the commission related to the underwriters’ exercise of the over-allotment option). The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an Initial Business Combination, subject to the terms of the underwriting agreement for the offering.
Note 7 — Warrant Liabilities
The Company will account for
the 21,400,000

warrants issued on November 8, 2021, in connection with the IPO
(11,500,000 Public Warrants and 12,600,000 Private Placement Warrants) in accordance with the guidance contained in FASB ASC 815 “Derivatives and Hedging” whereby under that provision the warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly
, the Company will classify the warrant instruments as a liability at fair value and adjust the instruments to fair value at each reporting period. This liability will be re-measured
at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. There were no warrants issued at September 30, 2021.

Each whole warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Company’s sponsor or its affiliates, without taking into account any founder shares held by the sponsor or its affiliates, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described adjacent to “Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described adjacent to the caption “Redemption of warrants when the price per share of Class A common Stock equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. The transfer of already issued securities held by the Sponsor in connection with the closing of our initial business combination will not be included in the calculation of the Newly Issued Price.
The warrants will become exercisable on the later of 12 months from the closing of the IPO or 30 days after the completion of its initial Business Combination, and will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.
The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares of Class A common stock underlying the warrants is then effective and a current prospectus relating thereto is current. No warrant will be exercisable and the Company will not be obligated to issue shares of Class A common stock upon exercise of a warrant unless Class A common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the share of Class A common stock underlying such unit.
Redemption of Warrants When the Price per Class A Common Stock Equals or Exceeds $18.00
Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and

•
if, and only if, the last reported sale price of the Class A common stock for any 20 trading days within a
30-trading
day period ending three trading days before the Company sends the notice of redemption to the warrant holders (which we refer to as the “Reference Value”) equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “—Redeemable Warrants—Public Stockholders’ Warrants— Anti- Dilution Adjustments”).

Redemption of Warrants When the Price per Class A Common Stock Equals or Exceeds $
10.0
0
Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part;

•
at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption, provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to the table below, based on the redemption date and the “fair market value” of our Class A common stock (as defined below in the immediately following paragraph) except as otherwise described below;

•
if, and only if, the Reference Value equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “—Redeemable Warrants—Public Stockholders’ Warrants—Anti-Dilution Adjustments”); and

•
if the Reference Value is less than $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “—Redeemable Warrants—Public Stockholders’ Warrants—Anti- Dilution Adjustments”), the private placement warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants, as described above.

If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 90th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. In such event, each holder would pay the exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the lesser of (A) the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the excess of the “fair market value” of our Class A common stock over the exercise price of the warrants by (y) the fair market value and (B) 0.361 per whole warrant. The “fair market value” as used in this paragraph shall mean the average last reported sale price of the Class A common stock for the ten trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis.
The Private Placement Warrants will be
non-redeemable
in certain circumstances so long as they are held by the Sponsor or its permitted transferees. The Private Placement Warrants may also be exercised by the Sponsor and its permitted transferees for cash or on a cashless basis. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the warrants being sold as part of the Units in the IPO, including as to exercise price, exercisability and exercise period.
Note 8 — Stockholder’s Equity
Preferred Stock
— The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At September 30, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common stock
— The Company is authorized to issue a total of 100,000,000 Class A common shares at par value of $0.0001 each. At September 30, 2021, there were no shares of Class A common shares issued or outstanding.
Class
 B Common stock
— The Company is authorized to issue a total of 10,000,000 Class B common shares at par value of $0.0001 each. As of September 30, 2021, the
Company has
issued 5,750,000 Class B common shares to its initial stockholders for $25,000, or approximately $0.004 per share. The founder shares include an aggregate of up to 750,000 shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters in full. With the exercise of the underwriters’ over-allotment option on November 8, 2021
, no founder shares are subject to forfeiture.
The Company’s sponsor, directors and officers have agreed not to transfer, assign or sell their founder shares until the earlier to occur of (A) one year after the completion of the Company’s initial Business Combination or (B) subsequent to the Company’s initial Business Combination, (x) if the reported closing price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after the Company’s initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange, or other similar transaction that results in all of its stockholders having the right to exchange their shares of common stock for cash, securities or other property.
The shares of Class B common stock will automatically convert into shares of the Company’s Class A common stock at the time of its initial Business Combination on a one-for-one
basis, subject to adjustment pursuant to certain anti-dilution rights, as described herein. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with the Company’s initial Business Combination, the number of shares of Class A common stock issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted
basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the IPO, plus the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any shares of Class A common stock or equity-linked securities exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent warrants issued to the Company’s sponsor, officers or directors upon conversion of working capital loans; provided that such conversion of founder shares will never occur on a less than one for one basis.
Holders of record of the Class A common stock and holders of record of the Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders, with each share of common stock entitling the holder to one vote except as required by law.

Note 9 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the financial statements were issued. Except as disclosed in the footnotes elsewhere and below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.
On
November
8, 2021, the Company’s consummated the IPO of 23,000,000 units at $10.00 per unit (the “Units”), including the full exercise of the underwriters’ over-allotment of 3,000,000 units, generating gross proceeds to the Company of $230,000,000. Simultaneously with the consummation of the IPO, the Company consummated the private placement of 12,600,000 warrants (the “Private Placement Warrants”) to the Sponsor, at a price of $1.00 per Private Placement Warrant in a private placement, generating gross proceeds to the Company of $12,600,000. Transaction costs of the IPO amounted to $13,423,194
(consisting of
$4,600,000
of underwriting fees,
$8,050,000
of deferred underwriting fees and
$773,194
of other offering costs) were recognized with $580,637 which were allocated to the Public and Private Warrants, included in accumulated deficit and $12,842,557 included in temporary equity.
On November 8, 2021, the Company fully repaid the Promissory Note — Related Party balance of $300,000.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References to the “Company,” “Spindletop Health Acquisition Corp.,” “our,” “us” or “we” refer to Spindletop Health Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form
10-Q
includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.
Overview
We are a newly organized blank check company incorporated on February 17, 2021 as a Delaware corporation and formed for the purpose of effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).
Our sponsor is Spindletop Health Sponsor Group, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for our initial public offering was declared effective on November 3, 2021. On November 8, 2021, we consummated the IPO of 23,000,000 units (the “Units”) including 3,000,000 Units as part of the underwriters’ over-allotment option. Each Unit consists of one share of our Class A common stock, par value $0.0001 per share (“Class A common stock”), and one-half
of one of our redeemable warrant (“Public Warrant”), with each whole Public Warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to us of $230,000,000.
Simultaneously with the closing of the IPO, we completed the private sale of an aggregate of 12,600,000 warrants (the “Private Placement Warrants”), including 1,200,000 Private Placement Warrants related to the underwriters’ fully exercising their over-allotment option, at a purchase price of $1.00 per Private Placement Warrant, to the Sponsor, generating gross proceeds to us of $12,600,000.
Upon the closing of the IPO, $10.20 per Unit sold in the IPO is held in a “Trust Account” and may only be invested in U.S. “government securities”, within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions of Rule
2a-7
promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to us to pay its tax obligations, the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest to occur of: (a) the completion of our initial Business Combination, (b) the redemption of any shares of our Class A common stock sold in the IPO (the “public shares”) properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to provide for the redemption of the public shares in connection with the initial Business Combination or to redeem 100% of our public shares if it does not complete its initial Business Combination within 15 months from the closing of the IPO or (ii) with respect to any other material provisions relating to stockholders’ rights or pre-initial
Business Combination activity, and (c) the redemption of our public shares if we are unable to complete the initial Business Combination within 15 months from the closing of the IPO, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of our creditors which would have priority over the claims of our public stockholders.

We will have 15 months from the closing of the IPO to complete an initial Business Combination (the “Combination Period”) (or extended (a) to 18 months if we have filed (i) a Form 8-K including a definitive merger or acquisition agreement or (ii) a proxy statement, registration statement or similar filing for an initial business combination but have not completed the initial business combination within such 15-month period or (b) two instances by an additional three months each instance for a total of up to 18 months or 21 months, respectively, by depositing into the trust account for each three month extension in an amount of $0.10 per unit). However, if we are unable to complete its initial Business Combination within the Combination Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
Liquidity and Capital Resources
As of September 30, 2021, we had $39,307 in our operating bank account, and a working capital deficit of $512,293.
Our liquidity needs up to September 30, 2021 had been satisfied through a payment from the Sponsor of $25,000 for the founder shares to cover certain offering costs and the loan under two unsecured promissory notes from the Sponsor of $300,000 (see Note 5). The promissory note was paid in full on November 8, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide us Working Capital Loans, as defined below. As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans. On November 8, 2021, the Company consummated the IPO of 23,000,000 units (the “Units”) including 3,000,000 Units as part of the underwriters’ over-allotment option. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $230,000,000, which is discussed in Note 3. Simultaneously with the closing of the IPO the Company completed the private sale of 12,600,000 Private Placement Warrants, including 1,200,000 Private Placement Warrants related to the underwriters’ fully exercising their over-allotment option, at a purchase price of $1.00 per Private Placement Warrant to the Sponsor, generating gross proceeds to the Company of $12,600,000 (see Note 7). As of November 8, 2021, the Company had $3,132,485 in its operating bank account, and working capital of $1,985,854.
Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
Risks and Uncertainties
Management is continuing to evaluate the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Results of Operations
As of September 30, 2021, we had not commenced any operations. All activity for the period from February 17, 2021 (inception) through September 30, 2021 relates to our formation and the Initial Public Offering. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the period from February 17, 2021 (inception) to September 30, 2021, we had net loss of approximately $2,668, which consisted of formation and operating costs.
Contractual Obligations
Other than the administrative services agreement and deferred underwriting commission, we do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.
Administrative Services Agreement
Commencing on the date that our securities are first listed on the NASDAQ Capital Market, we agreed to pay the Sponsor $20,000 per month for office space, utilities and secretarial and administrative support services. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees.
Registration Rights
The holders of the founder shares, Private Placement Warrants, and warrants that may be issued upon conversion of Working Capital Loans will have registration rights to require us to register a sale of any of its securities held by them pursuant to a registration rights agreement to be signed prior to or on the effective date of the IPO. These holders will be entitled to make up to three demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by us.

Underwriter Agreement
We have granted the underwriters a
45-day
option to purchase up to 3,000,000 additional Units to cover any over-allotments at the IPO price less the underwriting discounts and commissions. At the time of the IPO, the underwriters’ fully exercised their over-allotment option.
On November 8, 2021, we paid a cash underwriting commissions of $0.20 per unit, or $4,600,000, (including the commission related to the underwriters’ exercise of the over-allotment option).
The underwriters are entitled to deferred underwriting commissions of $0.35 per unit, or $8,050,000 in the aggregate (including the commission related to the underwriters’ exercise of the over-allotment option). The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete an Initial Business Combination, subject to the terms of the underwriting agreement for the offering.
Critical Accounting Policies
Deferred Offering Costs
We comply with the requirements of the ASC
340-10-S99-1
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Deferred offering costs consist principally of professional and registration fees incurred through the balance sheet date that are directly related to the Public Offering. Offering costs are charged to temporary equity or the statement of operations based on the relative value of the Warrants to the proceeds received from the Units sold upon the completion of the IPO. Accordingly, on November 8, 2021, offering costs totaling $13,423,194 (consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees and $773,194 of other offering costs) were recognized with $580,637 which were allocated to the Public and Private Warrants, included in accumulated deficit and $12,842,557 included in temporary equity.
Redeemable Share Classification
All of the 23,000,000 common stock sold as part of the Units in our common stock that will be sold as part of the Units in the IPO (“public common stock”) contain a redemption feature which allows for the redemption of such public shares in connection with our liquidation, or if there is a shareholder vote or tender offer in connection with our initial business combination. In accordance with ASC
480-10-S99,
we classify public common stock subject to redemption outside of permanent equity as the redemption provisions are not solely within our control. The public common stock sold as part of the Units in the IPO will be issued with other freestanding instruments (i.e., Public Warrants) and as such, the initial carrying value of public common stock classified as temporary equity will be the allocated proceeds determined in accordance with ASC
470-20.
The public common stock are subject to ASC
480-10-S99
and are currently not redeemable as the redemption is contingent upon the occurrence of events mentioned above.
We will recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.
The Class A common stock is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC
480-10-S99.
If it is probable that the equity instrument will become redeemable, we has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. We recognize changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, we recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in
capital and accumulated deficit.
Net Loss Per Common Share
We comply with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 750,000 shares of common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriter. At September 30, 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in our earnings. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and re-valued at
each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheet as current or non-current based
on whether or
not net-cash settlement
or conversion of the instrument could be required within 12 months of the balance sheet date.
Warrant Liabilities
We will account for the 24,100,000 warrants issued in connection with the IPO and Private Placement in accordance with the guidance contained in FASB ASC 815 “Derivatives and Hedging” whereby under that provision the warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, we will classify the warrant instruments as a liability at fair value and adjust the instruments to fair value at each reporting period. This liability will be re-measured
at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in our statement of operations. The fair value of warrants will be estimated using an internal valuation model. The valuation model will utilize inputs such as assumed share prices, volatility, discount factors and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation
at each reporting period.
Recent Accounting Pronouncements
In August 2020, FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis. On February 17, 2021, the date of the Company’s inception, the Company adopted the new standard.
The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.
Off-Balance
Sheet Arrangements
As of September 30, 2021, we did not have any
off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K.
Inflation
We do not believe that inflation had a material impact on our business, revenues or operating results during the period presented.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in
Rules 13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that during the period covered by this report, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
As of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our registration statement on Form
S-1
filed with the Securities and Exchange Commission for the Company’s IPO. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The registration statement for the Company’s IPO was declared effective on November 3, 2021 (the “Effective Date”). On November 8, 2021, the Company consummated the IPO of 23,000,000 Units including 3,000,000 Units as part of the underwriters’ over-allotment option, at a price of $10.00 per Unit, generating gross proceeds to the Company of $230,000,000. Barclays Capital Inc. and Stifel, Nicolaus & Company, Incorporated acted as joint book-running managers of the IPO. The securities in the offering were registered under the Securities Act on registration statements on Form
S-1
(No.
333-254531).
Simultaneously with the closing of the IPO, the Company completed the private sale of an aggregate of 12,600,000 Private Placement Warrants, including 1,200,000 Private Placement Warrants related to the underwriters’ fully exercising their over-allotment option, at a purchase price of $1.00 per Private Placement Warrant, to the Sponsor, generating gross proceeds to the Company of $12,600,000. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
The Private Placement Warrants are identical to the Public Warrants sold in the IPO, except that, so long as the Private Placement Warrants are held by the Sponsor and its permitted transferees: (i) they are not redeemable by the Company, except under certain circumstances when the price per share of Class A common stock equals or exceeds $11.50 (as adjusted), (ii) they (including the shares of Class A common stock issuable upon exercise of the Private Placement Warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of a business combination, (iii) they are exercisable on a cashless basis and (iv) they are entitled to registration rights.
In connection with the IPO, the Company granted the underwriters a
45-day
option to purchase up to an additional 3,000,000 Units to cover over-allotments, if any. As part of the IPO the underwriters’ fully exercised their over-allotment option.
Transaction costs amounted to $13,423,194 consisting of $4,600,000 of underwriting commissions, $8,050,000 of deferred underwriting commissions, and $773,194 of other offering costs, and was all charged to temporary equity.

Upon the closing of the IPO and the private placement, $234,600,000 has been placed in a trust account (the “Trust Account”), representing the redemption value of the Class A common stock sold in the IPO, at their redemption value of $10.20 per share, and may only be invested in U.S. “government securities”, within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions of Rule
2a-7
promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest to occur of: (a) the completion of the Company’s initial Business Combination, (b) the redemption of any shares of the Company’s Class A common stock sold in the IPO (the “public shares”) properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (i) to modify the substance or timing of the Company’s obligation to provide for the redemption of the public shares in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if it does not complete its initial Business Combination within 15 months from the closing of the IPO or (ii) with respect to any other material provisions relating to stockholders’ rights or pre-initial
Business Combination activity, and (c) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 15 months from the closing of the IPO, subject to applicable law. For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this
Form 10-Q.
Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on
Form 10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPINDLETOP HEALTH ACQUISITION CORP.

Date: December 20, 2021	By:	/s/ Evan S. Melrose
	Name:	Evan S. Melrose
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)