Form 10-K
period 2021-12-31
Spindletop Health Acquisition Corp.
filed 2022-04-14
CIK 1848558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the year ended December 31, 2021
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Transition Period from

to

Commission File Number [____]

SPINDLETOP HEALTH ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	86-2141947
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

3571 Far West Blvd., Suite 108
Austin, TX	78731
(Address of principal executive offices)	(zip code)
(512)
961-4633
(Issuer’s Telephone Number, Including Area Code)
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
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.     yes  ☐    No   ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in
Rule 12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2
of the Exchange Act).    Yes  ☒    No  ☐

Auditor Firm Id: 688	Auditor Name: Marcum LLP	Auditor Location: Houston, TX
The registrant was not a public company as of June 30, 2021 and therefore it cannot calculate the aggregate market value of the voting stock held by non-affiliates
of the registrant as of such date.
As of March 31, 2022, there were
20,025,146 shares of the Class A Common Stock and 5,750,000 shares of the Class B Common Stock, par value $0.0001 per share, of the Company issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This annual report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to our:

•	ability to consummate a Business Combination (as such term is defined below);

•	success in retaining or recruiting, or changes required in, our officers, key employees or directors following the Business Combination;

•	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving the Business Combination;

•	potential ability to obtain additional financing to complete the Business Combination;

•	pool of prospective target businesses;

•
failure to maintain the listing on, or the delisting of our securities from, the Nasdaq Capital Market (“NASDAQ”) or an inability to have our securities listed on NASDAQ or another national securities exchange following the Business Combination;

•	the ability of our officers and directors to generate a number of potential investment opportunities;

•	potential change in control if we acquire one or more target businesses for stock;

•	public securities’ potential liquidity and trading;

•	lack of a market for our securities;

•	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

•	our financial performance.
The forward-looking statements contained in this annual report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.
By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this annual report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this annual report, those results or developments may not be indicative of results or developments in subsequent periods.

Spindletop Health Acquisition Corp.
FORM 10-K

PART I

ITEM 1.	BUSINESS
In this Annual Report on
Form 10-K
(the
“Form 10-K”),
references to the “Company” and to “we,” “us,” and “our” refer to Spindletop Health Acquisition Corp. References to our “Sponsor” refer to Spindletop Health Sponsor Group, LLC, an affiliate of Mr. Evan S. Melrose, our Chief Executive Officer and Mr. James H. Henry., our Chairman of the Board.
Spindletop Health Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on February 17, 2021. The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
As of December 31, 2021, the Company had not commenced any operations. All activity for the period February 17, 2021 (inception) through December 31, 2021 relates to the Company’s formation and its initial public offering (the “Initial Public Offering”).
The registration statements for the Company’s Initial Public Offering became effective on November 3, 2021 (the “Registration Statement”). On November 4, 2021 the Company consummated the Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriter of its over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000, which is described in Note 3 to our financial statements.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 12,600,000 warrants (each, a “Private Placement Warrant” and, collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Spindletop Health Sponsor Group LLC, an affiliate of the Company’s officers and chairman (the “Sponsor”), generating gross proceeds of $12,600,000, which is described in Note 4 to our financial statements.
Transaction costs amounted to $13,423,194, consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees and $773,194 of other offering costs.
Following the closing of the Initial Public Offering on November 4, 2021, an amount of $234,600,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of
Rule 2a-7
of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Nasdaq rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the signing a definitive agreement to enter a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.20 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.
The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the holders of the Company’s shares prior to the Initial Public Offering (the “Initial Stockholders”) have agreed to vote their Founder Shares (as defined in Note 5 to our financial statements) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or don’t vote at all.
Notwithstanding the above, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.
The Initial Stockholders have agreed (a) to waive their redemption rights with respect to their Founder Shares and Public Shares held by them in connection with the completion of a Business Combination, (b) to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination by November 4, 2023 and (c) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial
business combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.
The Company will have until February 8, 2023 to complete a Business Combination (the “Combination Period”). If the Company does not complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The Initial Stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6 to our financial statements) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).
In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for its independent registered public accountant) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.20 per Public Share or (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

ITEM 1A.	RISK FACTORS
Risk Factor Summary
We are providing the following summary of the risk factors contained in this Annual Report on
Form 10-K
to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained in this Annual Report on
Form 10-K
in their entirety for additional information. Our business is subject to numerous risks and uncertainties, discussed in more detail in the following section. These risks include, among others, the following:
Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination

•	We are a newly formed company with no operating history and no revenues, and you have no basis on which to evaluate our business objective.

•
Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the initial business combination.

•
Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination, in which case our public stockholders may only receive $10.20 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

•	You will not be entitled to protections normally afforded to investors of many other blank check companies.

•
If the net proceeds of our Initial Public Offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for at least the next 15 months from the date of the IPO, we may be unable to complete our initial business combination.

•
As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

•	Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

•
We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Risks Relating to the Post-Business Combination Company

•
Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

•
We may only be able to complete one business combination with the proceeds of our Initial Public Offering and the sale of the private placement warrants which will cause us to be solely dependent on a single business which may have a limited number of services and limited operating activities. This lack of diversification may negatively impact our operating results and profitability.

Risks Relating to Our Management Team

•
Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

•	We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.

•	Past performance by our management team may not be indicative of future performance of an investment in the Company.

•
Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

•
Our officers and directors will allocate their time to other businesses or become affiliated with entities engaged in business activities similar to those intended to be conducted by us, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs.

•
We may engage in an initial business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

•	Our management may not be able to maintain control of a target business after our initial business combination.
Risks Relating to Our Securities

•	The Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•
We are not registering the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis. If the issuance of the shares upon exercise of warrants is not registered, qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless.

•
The grant of registration rights to our initial stockholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

•
Our sponsor and certain of our independent directors paid an aggregate of  $25,000, or approximately $0.004 per share for the sponsor and $0.004 per share for our independent directors, and, accordingly, you will experience immediate and substantial dilution from the purchase of our Class B common stock.

•
Unlike many other similarly structured blank check companies, our initial stockholders will receive additional shares of Class A common stock if we issue shares to consummate an initial business combination.

•	We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

•
The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share
redemption amount received by public stockholders may be less than $10.20 per share.

General Risk Factors

•
We cannot assure you that our plans to raise capital or to consummate an initial business combination within the next twelve months will be successful, and this may raise substantial doubt about our ability to continue as a “going concern.”

•
If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

•
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.

•	Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

•
We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company or the stockholders from a financial point of view.

•
We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

•
Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

•
Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

•
Our amended and restated certificate of incorporation will require, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel, which may have the effect of discouraging lawsuits against our directors, officers, other employees or stockholders.

•
Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus
(COVID-19)
pandemic and the status of debt and equity markets.

•	Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

•	An investment in our Initial Public Offering may result in uncertain or adverse U.S. federal income tax consequences.

•
If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

•	We may face risks related to healthcare services industry sector companies.

•
We have until February 8, 2023 (or up to August 8, 2023 if extended) to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time or if we have the financial resources to extend the mandatory liquidation date beyond February 8, 2023 by depositing into the trust account for each three month extension in an amount of $0.10 per unit. If a Business Combination is not consummated or the mandatory liquidation date is not extended by February 8, 2023, there will be a mandatory liquidation and subsequent dissolution.

Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination
We are a newly formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
We are a newly formed company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning an initial business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.
Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.
We may choose not to hold a stockholder vote to approve our initial business combination unless the initial business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other legal reasons. Except as required by law, the decision as to whether we will seek stockholder approval of a proposed initial business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the initial business combination we complete.

If we seek stockholder approval of our initial business combination, our initial stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.
Pursuant to the letter agreement among the Company, our sponsor and each of the executive officers and directors of the Company (the “Letter Agreement”), our sponsor, officers and directors have agreed to vote their founder shares, as well as any public shares purchased during or after our Initial Public Offering (including in open market and privately negotiated transactions), in favor of our initial business combination. As a result, in addition to our initial stockholders’ founder shares, we would need only 8,625,001 or 37.5%, of the 23,000,000 public shares sold in our Initial Public Offering to be voted in favor of an initial business combination or 1,437,501, or 6.25% (assuming only the minimum number of shares representing a quorum are voted) of the 23,000,000, (assuming all outstanding shares are voted) in order to have our initial business combination approved. Our initial stockholders own shares representing 20% of our outstanding shares of common stock immediately following the completion of the Initial Public Offering. Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.
Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash unless we seek stockholder approval of the initial business combination.
At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete an initial business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the initial business combination, unless we seek such stockholder vote.
Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 30 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.
The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an initial business combination with a target.
We may seek to enter into an initial business combination agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the initial business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of deferred underwriting commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of deferred underwriting commissions or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into an initial business combination with us.
The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third-party financing.

Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provisions of the Class B common stock result in the issuance of Class A shares on a greater than one-to-one
basis upon conversion of the Class B common stock at the time of our business combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share
amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the per-share
value of shares held by
non-redeeming
stockholders will reflect our obligation to pay the deferred underwriting commissions.
The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.
If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.
The requirement that we complete our initial business combination within the prescribed timeframe may give potential target businesses leverage over us in negotiating an initial business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.
Any potential target business with which we enter into negotiations concerning an initial business combination will be aware that we must complete our initial business combination within 15 months from the closing of our Initial Public Offering or seek a stockholder approved extension of such period. Consequently, such target business may obtain leverage over us in negotiating an initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.
As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.
In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.
Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.
In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed. The premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue.
The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.
In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity will likely need to purchase additional insurance with respect to any such claims
(“run-off
insurance”). The need for
run-off
insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.
Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the ongoing coronavirus
(COVID-19)
pandemic, the status of debt and equity markets and the recent geopolitical events, including the conflict between Russia and Ukraine.
On March 11, 2020, the World Health Organization characterized the
COVID-19
outbreak as a “pandemic.” The
COVID-19
pandemic has resulted, and other infectious diseases could result, in a widespread health crisis that has and will continue to adversely affect economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination may also be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to
COVID-19
restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner, or if
COVID-19
causes a prolonged economic downturn. In addition, if any treatment or vaccine for
COVID-19
is ineffective or underutilized, any impact on our business may be prolonged. The effects of the
COVID-19
pandemic on businesses, and the inability to accurately predict the future impact of the pandemic on businesses, has also made determinations and negotiations of valuation more difficult, which could make it more difficult to consummate a business combination transaction. While a number of vaccines have come to market recently, it is uncertain how effective they will be in addressing the pandemic and how long they will take to be widely deployed. The extent to which
COVID-19
ultimately impacts our identification and consummation of a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity and spread of
COVID-19
and actions to contain the virus or treat its impact, among others. If the disruptions posed by
COVID-19
or other matters of global concern continue for an extended period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected. In addition, our ability to coordinate as a team or to consummate a business combination may be dependent on the ability to raise equity and debt financing which may be impacted by
COVID-19
and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Financial markets may be adversely affected by current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions or other geopolitical events globally.

We may not be able to complete our initial business combination within the prescribed timeframe, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.20 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.
We have determined that the mandatory liquidation and subsequent dissolution, should we be unable to complete a Business Combination, raises substantial doubt about our ability to continue as a going concern. We have until February 8, 2023 (or up to August 8, 2023 if extended as described above) to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time or if we have the financial resources to extend the mandatory liquidation date beyond February 8, 2023 by depositing into the trust account for each three month extension an amount of $0.10 per unit. If a Business Combination is not consummated or the mandatory liquidation date is not extended by February 8, 2023, there will be a mandatory liquidation and subsequent dissolution.
Our amended and restated certificate of incorporation provides that we must complete our initial business combination within 15 months from the closing of our Initial Public Offering (or extended (a) to 18 months if we have filed (i) a Form 8-K including a definitive merger or acquisition agreement or (ii) a proxy statement, registration statement or similar filing for an initial business combination but have not completed the initial business combination within such 15-month period or (b) two instances by an additional three months each instance for a total of up to 18 months or 21 months, respectively, by depositing into the trust account for each three month extension in an amount of $0.10 per unit). We may not be able to find a suitable target business and complete our initial business combination within such time period or during any Extension Period and we may not have the financial resources to extend the mandatory liquidation date beyond February 8, 2023 by depositing into the trust account for each three month extension an amount of $0.10 per unit. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.20 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.20 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by stockholders may be less than $10.20 per share” and other risk factors below.
If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase public shares or public warrants from public stockholders, which may influence a vote on a proposed initial business combination and reduce the public “float” of our Class A common stock.
If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase public shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or public warrants in such transactions.
Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or their affiliates purchase public shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination, or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.
In addition, if such purchases are made, the public “float” of our Class A common stock or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares, which may include the requirement that a beneficial holder must identify itself. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or up to two business days prior to the initial vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures, its shares may not be redeemed.
You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.
Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 15 months from the closing of our Initial Public Offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial
business combination activity and (iii) the redemption of our public shares if we do not complete an initial business combination within 15 months from the closing of our Initial Public Offering, subject to applicable law and as further described herein. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
You will not be entitled to protections normally afforded to investors of many other blank check companies.
Since the net proceeds of our Initial Public Offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 upon the successful completion of our Initial Public Offering and the sale of the private placement warrants and have filed a Current Report on
Form 8-K,
including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our Initial Public Offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.
If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation will provide that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group”(as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our Initial Public Offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.
Because of our special purpose acquisition company structure and limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.20 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants will expire worthless.
We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar technical, human and other resources to ours, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our Initial Public Offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the shares of Class A common stock which our public stockholders redeem in connection with our initial business combination, target companies will be aware that this may present closing risk by reducing the resources available to us for our initial business combination. Additionally, potential target companies may be less inclined to consummate a transaction with us because definitive documentation for such a transaction will preclude any recourse against our trust account, meaning that potential counterparties may determine that they do not have adequate contractual remedies in the event a transaction fails to close. These factors may place us at a competitive disadvantage in successfully negotiating an initial business combination. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.20 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.20 per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by stockholders may be less than $10.20 per share” and other risk factors below.
If the net proceeds of our Initial Public Offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for at least the next 15 months, we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.20 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.
The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the next 15 months, assuming that our initial business combination is not completed during that time. We believe that, upon the closing of our Initial Public Offering, the funds available to us outside of the trust account will be sufficient to allow us to operate for at least the next 15 months; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a
“no-shop”
provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although we do not have any current intention to do so. If we entered into a letter of intent or other agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.20 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.20 per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by stockholders may be less than $10.20 per share” and other risk factors below.

If the net proceeds of our Initial Public Offering and the sale of the private placement warrants not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search for an initial business combination, to pay our franchise and income taxes and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.
Of the net proceeds of our Initial Public Offering and the sale of the private placement warrants, $1,195,715 is available to us outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. None of our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $2,000,000 of such loans may be converted into private placement-equivalent warrants at a price of $1.00 per warrant at the option of the lender. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we do not complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.20 per share on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.20 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by stockholders may be less than $10.20 per share” and other risk factors below.
If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by stockholders may be less than $10.20 per share.
Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue. Marcum LLP, our independent registered public accounting firm, and the underwriters of the offering, will not execute agreements with us waiving such claims to the monies held in the trust account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we do not complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share
redemption amount received by public stockholders could be less than the $10.20 per share initially held in the trust account, due to claims of such creditors. Pursuant to the Letter Agreement, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.20 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.20 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers, directors or members of our sponsor will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.
The securities in which we invest the proceeds held in the trust account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per share redemption amount received by public stockholders may be less than $10.20 per share.
The net proceeds of our Initial Public Offering and certain proceeds from the sale of the private placement warrants, in an aggregate amount of $200,000,000, will be held in an interest-bearing trust account. The proceeds held in the trust account may only be invested in direct U.S. government securities with a maturity of 185 days or less, or in certain money market funds which invest only in direct U.S. Treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we may withdraw to pay income taxes, if any) would be reduced. In the event that we are unable to complete our initial business combination, our public stockholders are entitled to receive their share of the proceeds held in the trust account, plus any interest income. If the balance of the trust account is reduced below $200,000,000 as a result of negative interest rates, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.20 per share.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.
In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.20 per share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.20 per share due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations.
While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.20 per share.
We may not have sufficient funds to satisfy indemnification claims of our directors and officers.
We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive (and any other persons who may become an officer or director prior to the initial business combination will also be required to waive) any right, title, interest or claim of any kind in or to any monies in the trust account and not to seek recourse against the trust account for any reason whatsoever (except to the extent they are entitled to funds from the trust account due to their ownership of public shares). Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.
If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and we and our board may be exposed to claims of punitive damages.
If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.
If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share
amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.
If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share
amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.
We will seek to complete an initial business combination with companies in the healthcare services industry sector but may also pursue other business combination opportunities, except that we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.
Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.
Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.20 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.20 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by stockholders may be less than $10.20 per share” and other risk factors below.
We may seek business combination opportunities with a financially unstable business or an entity lacking an established record of revenue, cash flow or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.
To the extent we complete our initial business combination with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

Significant management time and resources could be expended in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination within the required time period, our public stockholders may receive only approximately $10.20 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.
We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.20 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.20 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by stockholders may be less than $10.20 per share” and other risk factors below.
We may issue notes or other debt securities, or otherwise incur substantial debt, to complete an initial business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.
Although we have no commitments as of the date of this Annual Report on
Form 10-K
to issue any notes or other debt securities, or to otherwise incur outstanding debt following our Initial Public Offering, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account.
As such, no issuance of debt will affect the
per-share
amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our common stock;

•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

•	other disadvantages compared to our competitors who have less debt.
We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.
If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. We do not, however, intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.
We may attempt to complete our initial business combination with a private company about which little information is available, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.
In pursuing our initial business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.
We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete an initial business combination with which a substantial majority of our stockholders do not agree.
Our amended and restated certificate of incorporation will not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination that our stockholders may not support.
In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated certificate of incorporation will require the approval of holders of 65% of our common stock, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. In addition, our amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 15 months from the closing of our Initial Public Offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial
business combination activity. To the extent any such amendments would be deemed to fundamentally change the nature of any securities offered through the Registration Statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.
The provisions of our amended and restated certificate of incorporation that relate to our pre-business
combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account), including an amendment to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated, may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.
Our amended and restated certificate of incorporation will provide that any of its provisions related to pre-initial
business combination activity (including the requirement to deposit proceeds of our Initial Public Offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein and including to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated) may be amended if approved by holders of 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. We may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation. Our initial stockholders, who collectively beneficially own up to 20% of our common stock upon the closing of our Initial Public Offering (assuming they do not purchase any units in our Initial Public Offering), will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-initial
business combination behavior more easily than some other blank check companies, and this may increase our ability to complete an initial business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.
Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 15 months from the closing of our Initial Public Offering or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial
business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, divided by the number of then outstanding public shares. These agreements are contained in the Letter Agreement. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.
We have not selected any specific business combination target but intend to target businesses larger than we could acquire with the net proceeds of our Initial Public Offering and the sale of the private placement warrants. As a result, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, the amount of additional financing we may be required to obtain could increase as a result of future growth capital needs for any particular transaction, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination and/or the terms of negotiated transactions to purchase shares in connection with our initial business combination. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.20 per share plus any pro rata interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we do not complete our initial business combination, our public stockholders may only receive approximately $10.20 per share on the liquidation of our trust account, and our warrants will expire worthless. Furthermore, as described in the risk factor entitled “If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by stockholders may be less than $10.20 per share,” under certain circumstances our public stockholders may receive less than $10.20 per share upon the liquidation of the trust account.
We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after our Initial Public Offering, which may include acting as financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred commissions that will be released from the trust only on a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after our Initial Public Offering, including, for example, in connection with the sourcing and consummation of an initial business combination.
We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after our Initial Public Offering, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay such underwriter or its affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. The underwriters are also entitled to receive deferred commissions that are conditioned on the completion of an initial business combination. The underwriters’ or their respective affiliates’ financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination.

Our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.
Upon the closing of our Initial Public Offering, our initial stockholders own shares representing 20% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our initial stockholders, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the initial business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders and only holders of our founder shares will have the right to vote on the election of directors prior to our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor and the FSI private funds. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination.
Risks Relating to the Post-Business Combination Company
Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.
Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off
assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash
items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing
debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination. Accordingly, any stockholders who choose to remain stockholders following the initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the initial business combination constituted an actionable material misstatement or omission.
Since our sponsor and its investors and our directors will lose their entire at-risk
investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.
In February 2021, our sponsor purchased an aggregate of 5,750,000 shares of Class B common stock for an aggregate purchase price of $25,000, or approximately $0.004 per share. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares after our Initial Public Offering. All of the founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor has purchased an aggregate 5,333,333 warrants at a price of $1.00 per warrant, $8,000,000 in the aggregate, which will also be worthless if we do not complete an initial business combination. Our initial stockholders have entered into a letter agreement with us pursuant to which they have agreed to vote any shares owned by them in favor of any proposed initial business combination and to waive their redemption rights with respect to their founder shares and public shares in connection with (i) the completion of our initial business combination and (ii) any stockholder vote to approve an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 15 months from the closing of our Initial Public Offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial
business combination activity. In addition, we may obtain loans from our sponsor, affiliates of our sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

We may only be able to complete one business combination with the proceeds of our Initial Public Offering and the sale of the private placement warrants which will cause us to be solely dependent on a single business which may have a limited number of services and limited operating activities. This lack of diversification may negatively impact our operating results and profitability.
Of the net proceeds from our Initial Public Offering and the sale of the private placement warrants, $226,553,651 is available to complete our initial business combination and pay related fees and expenses (which includes up to $8,050,000 for the payment of deferred underwriting commissions).
We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, we intend to focus our search for an initial business combination in a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.
This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.
Risks Relating to Our Management Team
Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.
In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.20 per share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.20 per share due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations.
While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.20 per share.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.
We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive (and any other persons who may become an officer or director prior to the initial business combination will also be required to waive) any right, title, interest or claim of any kind in or to any monies in the trust account and not to seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.
We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.
We may not hold an annual meeting of stockholders until after we consummate a business combination (unless required by the NYSE), and thus may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting of stockholders be held for the purposes of electing directors in accordance with a company’s bylaws unless such election is made by written consent in lieu of such a meeting. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of a business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.
Holders of Class A common stock will not be entitled to vote on any election of directors we hold prior to our initial business combination.
Prior to our initial business combination, only holders of our founder shares will have the right to vote on the election of directors. Holders of our public shares will not be entitled to vote on the election of directors during such time. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. Accordingly, you may not have any say in the management of our company prior to the consummation of an initial business combination.
Past performance by our management team may not be indicative of future performance of an investment in the Company.
Information regarding performance by, or businesses associated with our management team is presented for informational purposes only. Past performance by our management team is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical record of our management team’s or their affiliates’ performance as indicative of the future performance of an investment in the company or the returns the company will, or is likely to, generate going forward. Our officers and directors have not had experience with blank check companies or special purpose acquisition companies in the past.

We may seek business combination opportunities in industries or sectors which may or may not be outside of our management team’s area of expertise.
Although we intend to focus on identifying companies in the healthcare services, healthcare information technology, insurance and related products, biotechnology, pharmaceuticals, medical devices, and diagnostics sectors, we will consider an initial business combination outside of our management team’s area of expertise if an initial business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company or we are unable to identify a suitable candidate in this sector after having expanded a reasonable amount of time and effort in an attempt to do so. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in our Initial Public Offering than a direct investment, if an opportunity were available, in an initial business combination candidate. In the event we elect to pursue a business outside of the areas of our management team’s expertise, our management team’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report on
Form 10-K
regarding the areas of our management team’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.
Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.
Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we employ after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements. In addition, the officers and directors of an initial business combination candidate may resign upon completion of our initial business combination. The departure of an initial business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an initial business combination candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an initial business combination candidate’s management team will remain associated with the initial business combination candidate following our initial business combination, it is possible that members of the management of an initial business combination candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.
We are dependent upon our officers and directors and their departure could adversely affect our ability to operate.
Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. Although our directors and officers have agreed to serve in their respective capacities until the earlier of the consummation by the Company of an initial business combination, the liquidation of the Company, or their removal, death or incapacity, they may not do so. We do not have an employment agreement with, or key-man
insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our key personnel may negotiate employment or consulting agreements as well as reimbursement of out-of-pocket
expenses, if any, with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation or reimbursement for out-of-pocket
expenses, if any, following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.
Our key personnel may be able to remain with the company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the initial business combination. Additionally, they may negotiate reimbursement of any out-of-pocket
expenses incurred on our behalf prior to the consummation of our initial business combination, should they choose to do so. Such negotiations would take place simultaneously with the negotiation of the initial business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the initial business combination, or as reimbursement for such out-of-pocket
expenses. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.
We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our stockholders’ investment in us.
When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.
Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.
Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for an initial business combination and their other businesses. Although we may in the future retain consultants and advisors to perform certain services for the Company, we do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers and directors is engaged in other business endeavors for which he may be entitled to substantial compensation and our officers and directors are not obligated to contribute any specific number of hours per week to our affairs nor are they prohibited from sponsoring, or otherwise becoming involved with, or continuing their involvement with, any other blank check companies prior to us completing our initial business combination. Our independent directors may also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our officers’ and directors’ other business affairs, please see “Management Officers and Directors.”

We may engage in an initial business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers, directors or existing holders which may raise potential conflicts of interest.
In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses with which our sponsor or one or more of our officers or directors is affiliated. Our officers and directors also serve as officers and board members for other entities, including, without limitation, those described under the section of this Annual Report on
Form 10-K
entitled “Management-Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning an initial business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for an initial business combination as set forth in the section of our prospectus dated November 5, 2021 entitled “Proposed Business-Selection of a Target Business and Structuring of our Initial Business Combination” and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion if required by applicable law or based upon the decision of our board of directors or a committee thereof, from an independent investment banking firm or an independent accounting firm, regarding the fairness to Company from a financial point of view of an initial business combination with one or more businesses affiliated with our officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the initial business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.
Moreover, we may, at our option, pursue an affiliated joint acquisition opportunity with other entities to which an officer or director has a fiduciary, contractual or other obligation or duty. Any such parties may co-invest
with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing equity to any such parties, which may give rise to certain conflicts of interest.
Members of our management team and our board of directors and their respective affiliated companies have been, and may from time to time be, involved in legal proceedings or governmental investigations unrelated to our business.
During the course of their careers, members of our management team and board of directors have had significant experience as founders, board members, officers or executives of other companies. Such involvement has, and may lead to, media coverage and public awareness. As a result of such involvement, members of our management team and our board of directors and their respective affiliated companies have been, and may from time to time be, involved in legal proceedings or governmental investigations unrelated to our business. Any such proceedings or investigations may be detrimental to our reputation, may divert our management teams and directors’ attention and resources away from identifying and selecting a target business or businesses for our initial business combination and completing an initial business combination and may have an adverse effect on the price of our securities.
Risks Relating to Our Securities
Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
Our units are listed on Nasdaq. Following the date the shares of our Class A common stock and warrants are eligible to trade separately, we anticipate that the shares of our Class A common stock and warrants will be separately listed on Nasdaq. We cannot guarantee that our securities will be approved for listing on Nasdaq. Although after giving effect to our Initial Public Offering we expect to meet, on a pro forma basis, the minimum initial listing standards set forth in Nasdaq listing standards, we cannot assure you that our securities will be, or will continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity and a minimum number of holders of our securities. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our stock price would generally be required to be at least $4.00 per share. We cannot assure you that we will be at least $5.0 million and we would be required to have at least 300 round-lot
stockholders of our unrestricted securities (with at least 50% of such round-lot
holders holding unrestricted securities with a market value of at least $2,500). WE may not be able to meet those listing requirements at that time, especially if there are a significant number of redemptions in connection with our initial business combination. If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter
market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•
a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.
The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that eventually our Class A common stock and warrants will be listed on Nasdaq, our units, Class A common stock and warrants will be covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial business combination.
We are not registering the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis. If the issuance of the shares upon exercise of warrants is not registered, qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless.
We are not registering the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that within twenty (20) business days after the later of the first date on which the warrants are exercisable and the date on which the Company receives any warrant holder request for such registration, we will use commercially reasonable efforts to file with the SEC a registration statement for the registration under the Securities Act of the shares of Class A common stock issuable upon exercise of the warrants and thereafter will use our commercially reasonable efforts to cause the same to become effective within 45 business days after the filing of such registration statement and to maintain a current prospectus relating to the Class A common stock issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares of Class A common stock issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis, in which case the number of shares of our Class A common stock that you will receive upon cashless exercise will be based on a formula subject to a maximum number of shares equal to 0.361 shares of our Class A common stock per warrant (subject to adjustment). However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from state registration is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. Notwithstanding the above, if shares of our Class A common stock are at the time of any exercise of a public warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and there is no exemption available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of Class A common stock included in the units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws.

The warrants may become exercisable and redeemable for a security other than the shares of Class A common stock, and you will not have any information regarding such other security at this time.
In certain situations, including if we are not the surviving entity in our initial business combination, the warrants may become exercisable for a security other than the shares of Class A common stock. As a result, if the surviving company redeems your warrants for securities pursuant to the warrant agreement, you may receive a security in a company of which you do not have information at this time. Pursuant to the warrant agreement, the surviving company will be required to use commercially reasonable efforts to register the issuance of the security underlying the warrants within 15 business days of the closing of an initial business combination.
If you exercise your public warrants on a “cashless basis,” you will receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.
There are circumstances in which the exercise of the public warrants may be required or permitted to be made on a cashless basis. First, if a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 90 th
 business day after the closing of our initial business combination, warrant holders may, until such time as there is an effective registration statement, exercise warrants on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption. Second, if a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective within a specified period following the consummation of our initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available; if that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. Third, if we call the public warrants for redemption under all circumstances, warrant holders will be able to exercise their warrants on a cashless basis. In the event of an exercise on a cashless basis, a holder would pay the warrant exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the lesser of (A) the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the excess of the “fair market value” of our Class A Common Stock (defined above) over the exercise price of the warrants by (y) the fair market value and (B) 0.361 per whole warrant, and the number of our shares of Class A common stock f for the 10 trading days ending on the third trading day prior to the date received by a holder upon exercise will be fewer than it would have been had such holder exercised the warrant for cash.
For example, if the holder is exercising 875 public warrants at $11.50 per share through a cashless exercise when the shares of our Class A common stock have a fair market value of $17.50 per share when there is no effective registration statement, then upon the cashless exercise, the holder will receive 300 shares of our Class A common stock. The holder would have received 875 shares of our Class A common stock if the exercise price was paid in cash. This will have the effect of reducing the potential “ upside” of the holder’s investment in our Company because the warrant holder will hold a smaller number of shares of our Class A common stock upon a cashless exercise of the warrants they hold.

Our initial stockholders will hold a substantial interest in us and will control the appointment of our board of directors until consummation of our initial business combination. As a result, they will appoint all of our directors prior to our initial business combination and may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.
Upon the closing of our Initial Public Offering, our initial stockholders will own shares representing 20% of our issued and outstanding shares of common stock (assuming they did not purchase any units in our Initial Public Offering). Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any units in our Initial Public Offering or if our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, prior to our initial business combination, our initial stockholders will have the right to appoint all of our directors and may remove members of the board of directors for any reason. Holders of our public shares will have no right to vote on the appointment of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended by a resolution passed by holders of a majority of the founder shares. As a result, you will not have any influence over the appointment of directors prior to our initial business combination. All of our directors were appointed by our initial stockholders for two-year
terms. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination.
Unlike many other similarly structured blank check companies, our initial stockholders will receive additional shares of Class A common stock if we issue shares to consummate an initial business combination.
The founder shares will automatically convert into Class A common stock at the time of our initial business combination, or earlier at the option of the holders, on a one-for-one
basis, subject to adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities convertible into or exercisable or exchangeable for Class A common stock, are issued or deemed issued in excess of the amounts offered in our Initial Public Offering and related to the closing of the initial business combination, the ratio at which founder shares shall convert into Class A common stock will be adjusted so that the number of Class A common stock issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted
basis, 20% of the sum of (i) the total number of all outstanding shares of common stock upon completion of the initial offering, plus (ii) all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the initial business combination, (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the business combination, and any private placement-equivalent warrants issued to our sponsor or its affiliates upon conversion of loans made to us). This is different from most other similarly structured blank check companies in which the initial stockholder will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination.
We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.
Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock, shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a warrant.

Our warrant agreement designates the courts of the State of New York or the United States District Court or the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.
Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.
Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope of the forum provisions of our warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.
This
choice-of-forum
provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.
We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.
We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like and certain issuances of Class A common stock and equity-linked securities) for any 20 trading days within a 30 trading-day
period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. We will use our commercially reasonable efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the warrants were offered by us in our Initial Public Offering. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us (except as described below under “Description of Securities-Redeemable Warrants-Public Stockholders’ Warrants-Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.20) so long as they are held by our sponsor or its permitted transferees.
In addition, we have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that the closing price of our Class A common stock equals or exceeds $10.20 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities-Redeemable Warrants-Public Stockholders’ Warrants-Anti-Dilution Adjustments”) for any 20 trading days within a 30 trading-day
period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met, including that holders will be able to exercise their warrants prior to redemption for a number of shares of Class A common stock determined based on the redemption date and the fair market value of shares of our Class A common stock. Please see “Description of Securities-Redeemable Warrants-Public Stockholders’ Warrants-Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.20.” The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of shares received is capped at 0.361 shares of Class A common stock per whole warrant (subject to adjustment) irrespective of the remaining life of the warrants.

None of the private placement warrants are identical to the warrants sold as part of the units in our Initial Public Offering (except as set forth under “Description of Securities-Redeemable Warrants-Public Stockholders’ Warrants-Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.20), so long as they are held by our sponsor or its permitted transferees.
Because each unit contains
one-half
of one redeemable warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.
Each unit contains
one-half
of one redeemable warrant. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. Accordingly, unless you purchase at least three units, you will not be able to receive or trade a whole warrant. This is different from other offerings similar to ours whose units include one share of common stock and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of an initial business combination since the warrants will be exercisable in the aggregate for one half of the number of shares compared to units that each contain a whole warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.
The determination of the offering price of our units and the size of our Initial Public Offering is more arbitrary than the pricing of securities and size of an offering of an operating company in a particular industry. You may have less assurance, therefore, that the offering price of our units properly reflects the value of such units than you would have in a typical offering of an operating company.
Prior to our Initial Public Offering there has been no public market for any of our securities. The public offering price of the units and the terms of the warrants were negotiated between us and the underwriters. In determining the size of our Initial Public Offering, management held customary organizational meetings with the representatives of the underwriters, both prior to our inception and thereafter, with respect to the state of capital markets, generally, and the amount the underwriters believed they reasonably could raise on our behalf. Factors considered in determining the size of our Initial Public Offering, prices and terms of the units, including the Class A common stock and warrants underlying the units, include:

•	the history and prospects of companies whose principal business is the acquisition of other companies;

•	prior offerings of those companies;

•	our prospects for acquiring an operating business;

•	a review of debt to equity ratios in leveraged transactions;

•	our capital structure;

•	an assessment of our management and their experience in identifying operating companies;

•	general conditions of the securities markets at the time of our Initial Public Offering; and

•	other factors as were deemed relevant.
Although these factors were considered, the determination of our offering price is more arbitrary than the pricing of securities of an operating company in a particular industry since we have no historical operations or financial results.

General Risk Factors
We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful, and this may raise substantial doubt about our ability to continue as a “going concern.”
We have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management’s plans to address this need for capital are discussed in the section of this Annual Report on Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. These factors, among others, may raise substantial doubt in the future about our ability to continue as a going concern. The financial statements contained in this Annual Report on Form 10-K do not include any adjustments that might result from our inability to continue as a going concern.
We are a newly formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
We are a newly formed company with no operating results, and we will not commence operations until obtaining funding through our Initial Public Offering. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning an initial business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.
Past performance by Spindletop, our management team, directors and advisors may not be indicative of future performance of an investment in the company or in the future performance of any business we may acquire.
Information regarding performance by, or businesses associated with, Spindletop, our management team, directors and advisors, is presented for informational purposes only. Past performance by Spindletop, our management team, directors or advisors is not a guarantee (i) either of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical performance of Spindletop, our management team, directors and advisors as indicative of the future performance of an investment in the Company or the returns the Company will, or is likely to, generate going forward. Our management team, directors and advisors have had limited past experience with blank check and special purpose acquisition companies and no experience working together. The absence of experience working together may be exacerbated by the challenges associated with the
COVID-19
pandemic.
Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.
We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.
We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the aggregate worldwide market value of our Class A common stock held by non-affiliates
equals or exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation
S-K.
Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the aggregate worldwide market value of our Class A common stock held by non-affiliates
equaled or exceeded $250 million as of the prior June 30th, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the aggregate worldwide market value of our Class A common stock held by non-affiliates
equaled or exceeded $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements and other disclosures with other public companies difficult or impossible.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTY
We currently maintain our executive offices at 3571 Far West Blvd., Suite 108, Austin, Texas 78731. The cost for this space is included in the $20,000 per month fee that we pay an affiliate of our sponsor for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.
ITEM 3. LEGAL PROCEEDINGS
We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our units, common stock and warrants are listed on Nasdaq under the symbols SHCAU, SCHA, and SHCAW, respectively.
Holders
As of March 31, 2022, there was one holder of record of our units, one holder of record of our common stock and two holders of record of our warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose units, common stock and warrants are held of record by banks, brokers and other financial institutions.
Dividends
We have not paid any cash dividends on our common stock to date and we do not intend to pay cash dividends prior to the completion of the Business Combination. The payment of cash dividends in the future will be dependent upon the post-combination company’s revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of the Business Combination. The payment of any cash dividends subsequent to the Business Combination will be within the discretion of the post-combination board at such time. The post-combination company’s ability to declare dividends may also be limited by restrictive covenants pursuant to any debt financing agreements.
ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this Annual Report on Form
10-K.
This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Forward-Looking Statements” appearing elsewhere in this Annual Report on Form
10-K.
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
RESULTS OF OPERATIONS
As of December 31, 2021, we had not commenced any operations. All activity for the period from February 17, 2021 (inception) through December 31, 2021, relates to our formation and the Initial Public Offering and since the closing of the IPO, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the period from February 17, 2021 (inception) to December 31, 2021, we had net income of $6,635,716, which consisted of a change in the fair value of warrant liabilities of $7,750,219, and earnings from investments held in trust account of $3,651 partially offset by formation and operating costs of $537,517 and offering costs allocated to warrants of $580,637.

Liquidity, Capital Resources and Going Concern
As of December 31, 2021, we had $1,195,715 in our operating bank account, and working capital of $2,015,288.
Our liquidity needs up to December 31, 2021 had been satisfied through a payment from the Sponsor of $24,425 for the founder shares to cover certain offering costs and the loan under two unsecured promissory notes from the Sponsor of $300,000. The promissory note was paid in full on November 8, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, initial stockholders, officers, directors or their affiliates may, but are not obligated to, provide us Working Capital Loan. As of December 31, 2021, there were no amounts outstanding under any Working Capital Loans.
On November 8, 2021, we consummated the IPO of 23,000,000 units (the “Units”) including 3,000,000 Units as part of the underwriters’ over-allotment option. The Units were sold at a price of $10.00 per Unit, generating gross proceeds of $230,000,000. Simultaneously with the closing of the IPO we completed the private sale of 12,600,000 Private Placement Warrants, including 1,200,000 Private Placement Warrants related to the underwriters’ fully exercising their over-allotment option, at a purchase price of $1.00 per Private Placement Warrant to the Sponsor, generating gross proceeds of $12,600,000.
Based on the foregoing, we believe that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until February 8, 2023 (or up to August 8, 2023 if extended as described above) to consummate a Business Combination. Our amended and restated certificate of incorporation provides that we must complete our initial business combination within 15 months from the closing of our Initial Public Offering (or extended (a) to 18 months if we have filed (i) a Form 8-K including a definitive merger or acquisition agreement or (ii) a proxy statement, registration statement or similar filing for an initial business combination but have not completed the initial business combination within such 15-month period or (b) two instances by an additional three months each instance for a total of up to 18 months or 21 months, respectively, by depositing into the trust account for each three month extension in an amount of $0.10 per unit). It is uncertain that the Company will be able to consummate a Business Combination by this time or if the Company has the financial resources to extend the mandatory liquidation date beyond February 8, 2023 by depositing into the trust account for each three month extension an amount of $0.10 per unit. If a Business Combination is not consummated or the mandatory liquidation date is not extended by February 8, 2023, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 8, 2023.
Contractual Obligations
Other than the administrative services agreement and deferred underwriting commission, we do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.
Administrative Services Agreement
Commencing on the date that our securities are first listed on Nasdaq, we agreed to pay the Sponsor $20,000 per month for office space, utilities and secretarial and administrative support services. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees. At December 31, 2021, $40,000 had been accrued and charged to operating expenses, $20,000 of which is outstanding.
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
Underwriter Agreement
We granted the underwriters a
45-day
option to purchase up to 3,000,000 additional Units to cover any over-allotments at the IPO price less the underwriting discounts and commissions. At the time of the IPO, the underwriters fully exercised their over-allotment option.
On November 8, 2021, we paid a cash underwriting commission of $0.20 per unit, or $4,600,000, (including the commission related to the underwriters’ exercise of the over-allotment option).

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
Critical Accounting Policies and Estimates
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
Warrant Liability
The Company accounts for the 24,100,000 warrants issued in connection with the IPO and Private Placement in accordance with the guidance contained in FASB ASC 815 “Derivatives and Hedging” whereby under that provision the warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instruments as a liability at fair value and adjusts the instruments to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of warrants will be estimated using an internal valuation model. The valuation model will utilize inputs such as assumed share prices, volatility, discount factors and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period.
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
Class A Common Stock Subject to Possible Redemption
We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified in temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021, the 23,000,000 shares of Class A common stock is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our balance sheet.
Net Income Per Common Stock
We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. Remeasurement adjustments associated with the redeemable shares of common stock is excluded from earnings per share as the redemption value approximates fair value.
We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. We have not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 21,400,000 of our Class A common stock in the calculation of diluted loss per share, since their exercise is contingent upon future events. As a result, diluted net income per common stock is the same as basic net income per common stock.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a “smaller reporting company,” we are not required to provide the information called for by this Item.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
This information appears following Item 15 of this Report and is included herein by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to

Rule 13a-15(b) under

the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective.
Management concluded that a material weakness in internal control over financial reporting existed relating to an accrued expense and accounts payable recorded by the Company and insufficient controls related to the review during the financial close process. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with US GAAP. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Management’s Report on Internal Controls Over Financial Reporting
This Annual Report on

Form 10-K

does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management has identified a material weakness in internal controls related to the financial reporting. In light of the material weakness identified, although we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better apply the accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to documents and increased communication among our personnel and third-party professionals with whom we consult regarding accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Our officers and directors are as follows:

NAME	AGE	POSITION
Evan S. Melrose, M.D., MBA	52	Chief Executive Officer, Chief Financial Officer and Director
James H. Henry, CPA	64	Chairman of the Board of Directors
Steve Whitlock, MBA	60	Secretary
JD Moore, MBA	48	Senior Vice President, Corporate Development
Kelly Huang, Ph.D.	53	Chief Operating Officer
Craig Cordola, MBA	50	Director
Todd Fruchterman, M.D., MBA	52	Director
David Nash, M.D., MBA	66	Director
Evan S. Melrose, M.D., MBA,
serves as our Chief Executive Officer, Chief Financial Officer and on our board of directors. With 25 years of experience in the healthcare industry, Dr. Melrose has significant expertise across public and private healthcare investing. As the Founding Managing Director of Spindletop Capital, Dr. Melrose provides pivotal expansion capital for healthcare investments. Prior to Spindletop, he was Founding Managing Director of PTV Sciences, an Austin-based venture capital firm, and a Director with Burrill & Company, a San Francisco-based life science private equity/venture capital firm. Dr. Melrose has extensive operating, capital markets and mergers and acquisitions experience, including selling companies to SPACs and many initial public offerings. His extensive current and prior board memberships include Bioventus (NASDAQ: BVS), Castle Biosciences, Inc. (NASDAQ: CSTL), Intersect ENT (NASDAQ: XENT), Asuragen, BioSET (acquired by Ferring Pharmaceuticals), BioForm Medical (NASDAQ: BFRM), BioMimetic Therapeutics (NASDAQ: BMTI), Inhibitex (NASDAQ: INHX), HNI Healthcare, Sanova Dermatology, and Spindletop Pain Holdings. Dr. Melrose’s broad experience as a physician includes: clinical practice, faculty appointments at the University of California- San Francisco, University of Pennsylvania and Baylor College of Medicine, outcomes and biomedical research, and work in health policy on Capitol Hill. He has served in leadership roles in organized medicine and has received multiple leadership awards including the AMA/Glaxo Achievement Award. He has served on the boards and executive committees of several leadership nonprofits including the Texas Lyceum, Texas Business Hall of Fame Foundation and is a member of Austin Chapter of YPO. In 2013 the National Association of Corporate Directors (NACD) elected him as a NACD Board Leadership Fellow, their highest level of credentialing for corporate directors. Dr. Melrose is a Health Innovator Fellow of the Aspen Institute and a member of the Aspen Global Leadership Network.
From February 2011 to present, Dr. Melrose has served as the Founding Managing Director of Spindletop Capital. From May 2012 to present, Dr. Melrose has served on the board of directors for Bioventus, where he also served on the nominating and corporate governance committee from May 2012 to June 2016. From March 2015 to present, Dr. Melrose has served on the board of directors for HNI Healthcare. From October 2015 through July 2019, Dr. Melrose served on the board of directors for Intersect ENT. From June 2017 to present, Dr. Melrose has served on the board of directors for Sanova Dermatology. From May 2018 to present, Dr. Melrose served on the board of directors for Spindletop Pain Holdings. Dr. Melrose received his B.A. from the University of Pennsylvania, his M.D. from Indiana University School of Medicine and an MBA from The Wharton School of Business. He is a member of YPO International, a Board Leadership Fellow of the National Association of Corporate Directors. Dr. Melrose served as a prestigious Health Innovator Fellow for the Aspen Institute and was admitted into the Aspen Global Leadership Network. Dr. Melrose’s qualifications to serve as an officer and on our board of directors include his significant healthcare investment, operational and financial expertise.

Independent Directors
James H. Henry, CPA,
serves as our Chairman of the Board. Mr. Henry is currently employed in the role of Advisor for Spindletop, a position he has held since December of 2019. James brings over 37 years of financial accounting experience from PricewaterhouseCoopers LLC (PwC), where he held numerous leadership and senior client roles, including Global Healthcare Leader, Vice Chair—Industries & Sectors, and Managing Partner for the San Francisco area. As Healthcare Leader, Mr. Henry led the growth of PwC’s Health Industries business to become a leading global consultancy and formed the Health Research Institute. He currently serves on the Board of Directors of Spindletop Pain Management Holdings, Unison Energy, and Lawrence Livermore National Security LLC. Previously, Mr. Henry served as an advisor to the Bay Area Council Economic Institute and UCSF’s Global Health Group.
From March 2010 through March 2017, Mr. Henry served as Managing Partner for the San Francisco area of PricewaterhouseCoopers LLC (PwC). From March 2017 to June 2018, Mr. Henry served as a Senior Client Partner with PwC. From June 2018 to the present he has served as an independent consultant and advisor, including as an advisor for Spindletop from December 2019 to the present. From April 2019 to present, Mr. Henry has served on the Board of Directors of Unison Energy. From February 2020 to present, Mr. Henry has served on the Board of Directors of Spindletop Pain Management Holdings. From July 2021 to present, Mr. Henry has served on the Board of Governors of Lawrence Livermore National Security, LLC. Mr. Henry earned a B.S. in Business Administration (Accounting) from San Diego State University. He is a Certified Public Accountant (CPA) in Texas and California and a member of the National Association of Corporate Directors. Mr. Henry’s qualifications to serve on our board of directors include his healthcare and life sciences experience, his extensive knowledge of financial accounting, internal controls and public company reporting and his experience serving on the board of directors of other companies.
Craig Cordola, MBA/MHA, FACHE,
brings significant operating expertise within healthcare systems as Executive Vice President and Chief Operating Officer for Ascension, one of the largest Catholic healthcare organizations in the country with more than 150,000 associates and 40,000 affiliated providers. Mr. Cordola has overall responsibility for the healthcare and business operations in support of the Ascension Mission, as well as responsibility for Ascension subsidiaries including Medxcel Facilities Management and The Resource Group, Ascension’s group purchasing organization. Mr. Cordola previously served as the President and Chief Executive Officer / Ministry Market Executive for Ascension Texas. He previously served as Senior Vice President of the Memorial Hermann Health System in southeast Texas as President of its Central/ West Region from March of 2015 to September of 2017. In this role, he also had Executive responsibility for their Academic relationship with The University of Texas Health Science Center—Houston.
From March 2015 through September 2017, Mr. Cordola served as Senior Vice President of the Memorial Hermann Health System in southeast Texas as President of its Central/ West Region. From September 2017 through July 2019, Mr. Cordola served as President and Chief Executive Officer / Ministry Market Executive for Ascension Texas. From July 2019 to present, Mr. Cordola has served as Executive Vice President and Chief Operating Officer for Ascension, as well as responsibility for Ascension subsidiaries including Medxcel Facilities Management and The Resource Group, Ascension’s group purchasing organization. Mr. Cordola earned his B.A. with honors from The University of Texas at Austin with a degree in Psychology and continued his studies at the University of Houston-Clear Lake, where he earned dual degrees with a Master of Healthcare Administration and an MBA. Mr. Cordola’s qualifications to serve on our Board of Directors include his extensive healthcare system operations experience.

Todd Fruchterman, M.D., PhD,
brings his qualifications and experience as an M.D., Ph.D. and proven business executive in public medical device companies, with a demonstrated track record of scaling disruptive technologies. Dr. Fruchterman has been serving as President and Chief Executive Officer of Butterfly Network (NASDAQ: BFLY), a successful de-SPAC
merger of Longview Acquisition Corp. and Butterfly Network. Previously, he was President of the Reliability Solutions segment of Flex (NASDAQ: FLEX), where he oversaw the Health Solutions, Automotive and Industrial business units. Prior to Flex, he served ten years at 3M Company (NYSE: MMM) where he held multiple roles. In his
23-year
career, Dr. Fruchterman also held leadership positions at Kinetic Concepts, Inc., where he was Executive Vice President, Chief Technology Officer, and Chief Medical Officer; at Johnson & Johnson, where he held various key positions including directing worldwide biosurgical R&D for the Ethicon division; and at Response Genetics, Inc., where he was President, Chief Executive Officer, and Chief Operating Officer. Dr. Fruchterman is a member of the board of directors of Butterfly Network, Inc. Dr. Fruchterman has served on the board of Advanced Medical Technology Association, a medical device trade association, and was a core participant in the U.S. Department of HHS Innovation and Investment Summit. He has served on the Leonard Davis Institute of Health Economics Executive Advisory Board, BioMed SA Board, LifeScience Alley Board and the Board of the Texas Life Science Center.
From August 2015 to May 2018, Dr. Fruchterman served as President and General Manager, Critical & Chronic Care Solutions for 3M Company. From May 2018 to September 2020, Dr. Fruchterman served as President and General Manager, Medical Solutions for 3M Company. From October 2016 through September 2020, Dr. Fruchterman served on the board of directors of Advanced Medical Technology Association. From December 2020 through February 2021, Dr. Fruchterman served as President of the Reliability Solutions segment of Flex. From February 2021 to present, Dr. Fruchterman has served as President, Chief Executive Officer, and on the board of directors of Butterfly Network, Inc. Dr. Fruchterman received his B.A. and M.D. from the University of Pennsylvania and his Ph.D. from the University of Louisville. Dr. Fruchterman’s qualifications to serve on our board of directors include his extensive leadership, commercial, operational and technical experience in public healthcare companies.
David Nash M.D., MBA,
brings a career as a distinguished physician, academic scholar and public health expert. Dr. Nash is the Founding Dean Emeritus of the nation’s first college of population health on the campus of Jefferson University in Philadelphia PA. He remains on an endowed chair in health policy, as the special assistant to the CEO of Jefferson Health, and a board member of the ACO affiliated with the health system. Dr. Nash had a
30-year
career at Jefferson Health, and as a distinguished professor, helped usher in the era of public accountability for the outcomes of medical care, and more recently, the ascendancy of value-based payment and population health management. Dr. Nash is as a member of the board of directors for ANI Pharmaceuticals (NASDAQ: ANIP), a public company committed to affordable generic drugs, and serves on the audit committee and as chair of the nominating and corporate governance committee. Dr. Nash previously served as a board member for Humana (NYSE: HUM). He is currently a board member with The Geisinger Commonwealth School of Medicine. He has consulted for numerous companies in health information technology, biotech, continuing medical education, remote patient monitoring and other disruptive health-related technologies.
From December 2009 through April 2019, Dr. Nash served on the board of directors for Humana, during which he served on the audit committee from December 2009 to May 2018 and the compensation committee from May 2018 to April 2019. From June 2009 until June 2019, Dr. Nash served as the Founding Dean Emeritus of the college of population health on the campus of Jefferson University. From June 2017 to present, Dr. Nash has served on the board of directors for The Geisinger Commonwealth School of Medicine. From October 2018 to present, Dr. Nash has served on the board of directors for ANI Pharmaceuticals. Dr. Nash received his M.D. from the University of Rochester, his MBA from the Wharton School of Business. Dr. Nash’s qualifications to serve on our board of directors include a distinguished academic career, expertise in public health policy and his previous and current public board memberships.
Executive Officers
Kelly Huang, Ph.D.,
serves as our Chief Operating Officer. Dr. Huang brings over 25 years of experience leading global businesses in life sciences and consumer healthcare. He currently serves as Chief Operating Officer of Cardea Bio developing novel, multi-omics biosensors and a Managing Director with Spindletop. His prior roles include Head of the Nutri-Therapeutic Division and Chief Operating Officer of L-Nutra, Inc., a leading nutri-tech company; President, Chief Executive Officer, Chief Operating Officer and a member of the board of directors, and for Obalon Therapeutics (NASDAQ: OBLN) focusing on obesity medicine; and General Manager of Nestle Skin Health’s Galderma LP aesthetics business, providing commercial leadership for iconic brands including Restylane, Dysport and Sculptra. Previously, Dr. Huang also served as President of the Urology Device and Services business at HealthTronics. Prior to HealthTronics, Dr. Huang spent 16 years with Johnson & Johnson (NYSE: JNJ), including as Vice President of Research & Development and corporate officer of Neutrogena Corporation and as Vice President with Johnson & Johnson Development Corporation.

From April 2015 through September 2017, Dr. Huang served as the General Manager of Nestle Skin Health’s Galderma LP aesthetics business. From September 2017 to January 2019, Dr. Huang Served as head of Chief Operating Officer for Obalon Therapeutics. From January 2019 through May 2019, Dr. Huang served as President, Chief Executive Officer, and a member of the board of directors of Obalon Therapeutics. From January 2020 through September 2020, Dr. Huang served as Chief Operating Officer of L-Nutra, Inc. From October 2020 through May 2021, Dr. Huang served as Head of the Nutri-Therapeutic Division of L-Nutra, Inc. Dr. Huang earned a B.S. in Chemical Engineering from the University of Massachusetts at Amherst, and a M.S. and Ph.D. in Chemical Engineering from Stanford University. He is a Board Leadership Fellow of the National Association of Corporate Directors and currently serves on the boards of Sanova Dermatology, the Princeton Innovation Accelerator (USA Hub of Commonwealth Center for Digital Health) and on the editorial board of American Drug and Health Benefits.
JD Moore, MBA,
serves as our Senior Vice President, Corporate Development. Mr. Moore brings deep experience in growing global businesses and platforms. He has been responsible for global strategy and business development functions for several medical device companies whose activities included strategic partnerships, minority investments, joint ventures and acquisitions. Most recently, he was head of Business Development for Spindletop Pain Management, an affiliate of ours and leading provider of interventional pain management services. Previously, Mr. Moore served as Head of Business Development and Strategy for Johnson & Johnson (NYSE: JNJ), Head of Strategy and Business Development for Medtronic Diabetes (NYSE: MDT) and Head of Mergers and Acquisitions for CareFusion Corp. Prior to his corporate executive experience, he was an investment banker in New York focused on mergers and acquisitions in the healthcare services and medical device sectors with JP Morgan and Credit Suisse.
From May 2015 through May of 2017, Mr. Moore served as Head of Strategy and Business Development for Medtronic Diabetes. From May 2017 through July 2019, Mr. Moore served as Head of Business Development and Strategy for Johnson & Johnson. From July 2019 through March 2021, Mr. Moore served as head of Business Development for Spindletop Pain Management. Mr. Moore received an MBA from Michigan Ross School of Business and a BBA from the University of Texas at Austin. He is a member of the University of Texas Development Board and the McCombs School of Business Healthcare Innovation Advisory Council.
Steve Whitlock, MBA,
serves as our Secretary. Mr. Whitlock has over 30 years of experience in the orthopedic industry, as well as an investor, having co-founded
Path4 Ventures and served as an Operating Venture Partner with PTV Sciences. He currently serves as a Managing Director of Spindletop. During his tenure working in the venture space, he co-founded
LDR Spine USA, where he served as President and CEO at its inception, and VP Clinical Study Relations (NASDAQ: LDRH, was acquired by Zimmer Biomet in 2016 for $1 billion following its 2013 IPO), and Spinal Restoration. Mr. Whitlock served on the boards of LDR Holdings, Spinal Restoration (TX), and held Board Observer Rights with Ortho Kinematics (TX). Mr. Whitlock began his career with Centerpulse Orthopedics (formerly Intermedics and Sulzer Orthopedics) where he held various executive management roles in Global Research and Development, New Business Development, and Global Products in the areas of total joints, sports medicine, trauma, and orthobiologics. He was also a member of the executive team responsible for the company turnaround following the largest product recall in orthopedic devices, leading to an acquisition by Zimmer in 2003 for $3.2 billion. Mr. Whitlock has held varying Management Consulting roles with several private companies including: Molecular Matrix (CA), Bioventus LLC (NC), Integrity Implants (FL) and TruCell LLC (TX).
From December 2011 to present, Mr. Whitlock has served as Managing Director with Spindletop. From October 2009 to present, Mr. Whitlock has served as Owner and President of his company, Straightway Ventures LLC. From January 2018 to August 2019, Mr. Whitlock served as Management Consultant for Molecular Matrix Inc. From October 2019 through October 2020, Mr. Whitlock served as Management Consultant for Bioventus LLC. From October 2020 to present, Mr. Whitlock served as Management Consultant for Integrity Implants Inc. From July 2021 to present Mr. Whitlock served as Management Consultant for TruCell LLC. Mr. Whitlock holds a B.S. in Mechanical Engineering degree from Texas A&M University and an MBA from Embry – Riddle Aeronautical University.

Bob McDonald, M.D., MBA,
serves as our Senior Advisor. Dr. McDonald has 30 years of experience as a physician leader in reimbursement consulting with healthcare insurance and pharma expertise. Currently, he is the President and Founder of Aledo Consulting, Inc. He also currently serves as an Operating Venture Partner with Spindletop. Prior to this role, he served in a variety of senior medical and operations positions at Anthem Blue Cross and Blue Shield (NYSE: ANTM) and its predecessor company, The Associated Group, including Medical Director of Medical Policy, Medical Director of Anthem Prescription Management, LLC and Medical Director of Health Care Management, Anthem Inc. Prior to Anthem, at Eli Lilly and Company (NYSE: LLY) as a Health Economics Research Physician performing cost effectiveness analyses both as part of developmental trials and on site at health plans across the United States.
From June 2004 to present, Dr. McDonald has served as President and Founder of Aledo Consulting, Inc. From June 2011 to present, Dr. McDonald has served as Operating Venture Partner with Spindletop. Dr. McDonald received his M.D. from the University of Texas Southwestern Medical School and his MBA from The Wharton School of Business.
Number and Terms of Office of Officers and Directors
We currently have five directors, with each director holding office for a two-year
term. Prior to the completion of an initial business combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our board of directors. Additionally, in accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one full year after our first fiscal year end following our listing on Nasdaq. As a result, we may not hold an annual meeting of stockholders until after we consummate our initial business combination.
Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in our Initial Public Offering, our sponsor, upon consummation of an initial business combination, will be entitled to nominate two individuals for election to our board of directors.
Our officers are appointed by the board of directors and serve at the discretion of the board of directors. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws will provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries and such other offices as may be determined by the board of directors.
Director Independence
An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board has determined that each of James H. Henry, Craig Cordola, Todd Fruchterman and David Nash are independent directors under applicable SEC and Nasdaq listing rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.
Committees of the Board of Directors
Our board of directors has two standing committees: an audit committee and a compensation committee. In addition, director nominees will be recommended to the Board by independent directors constituting a majority of the Board’s Independent Directors in a vote in which only independent directors participate. Subject to phase-in
rules and a limited exception, Nasdaq rules and Rule
10A-3
of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company each be comprised solely of independent directors. Each committee will operate under a charter that complies with Nasdaq rules, is approved by our board of directors and will have the composition and responsibilities described below. The charter of each committee is available on our website.

Audit Committee
We have established an audit committee of the board of directors. Craig Cordola, Todd Fruchterman and David Nash serve as members of our audit committee, and James H. Henry chairs the audit committee. Under Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of James H. Henry, Craig Cordola, Todd Fruchterman and David Nash meet the independent director standard under Nasdaq listing standards and under Rule
10-A-3(b)(1)
of the Exchange Act. Each member of the audit committee is financially literate and our board of directors has determined that James H. Henry qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.
We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

•
assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) the independent registered public accounting firm’s qualifications and independence and (4) the performance of our internal audit function and the independent registered public accounting firm;

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

•	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•
obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

•
meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•
reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee
We have established a compensation committee of the board of directors. Craig Cordola, Todd Fruchterman and David Nash serve as members of our compensation committee. Under Nasdaq listing standards and applicable SEC rules, all members of the compensation committee must be independent. Craig Cordola, Todd Fruchterman and David Nash are independent and David Nash will chair the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•
reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us or our sponsor, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•
reviewing and making recommendations on an annual basis to our board of directors with respect to (or approving, if such authority is so delegated by our board of directors) the compensation, if any is paid by us, and any incentive-compensation and equity-based plans that are subject to board approval of our other officers;

•	reviewing on an annual basis our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	if required, producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.
Notwithstanding the foregoing, as indicated above, until the earlier of the consummation of our initial business combination or our liquidation and in connection with potentially providing financing or other investments in connection with our initial business combination, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our sponsor, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination. Prior to the completion of our initial business combination, any compensation paid to our Chief Executive Officer or other executive officers will be paid by our sponsor.
The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.
Director Nominations
Our nominating and corporate governance committee will recommend to the board of directors candidates for nomination for election at the annual meeting of the stockholders. We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees, which is available on our website. In addition, a copy of the Code of Business Conduct and Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Business Conduct and Ethics in a Current Report on
Form 8-K.
See the section of this Annual Report on
Form 10-K
entitled “Where You Can Find Additional Information.”

Corporate Governance Guidelines
Our board of directors has adopted corporate governance guidelines in accordance with the corporate governance rules of Nasdaq that serve as a flexible framework within which our board of directors and its committees operate. These guidelines cover a number of areas including board membership criteria and director qualifications, director responsibilities, board agenda, roles of the chair of the board, chief executive officer and presiding director, meetings of independent directors, committee responsibilities and assignments, board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of senior management and management succession planning. A copy of our corporate governance guidelines is available on our website.
Conflicts of Interest
Potential investors should also be aware of the following other potential conflicts of interest:

•
None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

•
In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. In addition, our sponsor and its affiliates and our officers and directors are not prohibited from sponsoring, or otherwise becoming involved with, any other blank check companies prior to us completing our initial business combination.

•
Our initial stockholders have agreed to (i) waive their redemption rights with respect to their founder shares and public shares in connection with the completion of our initial business combination, (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 15 months from the closing of our Initial Public Offering or during any Extension Period or (B) with respect to any other provision relating to stockholders’ rights or pre-initial
business combination activity and (iii) waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within 15 months from the closing of our Initial Public Offering or during any Extension Period, although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed timeframe. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable by our sponsor until the earlier of: (A) one year after the completion of our initial business combination or (B) subsequent to our initial business combination, (x) if the last reported sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property. With certain limited exceptions, the private placement warrants and the common stock underlying such warrants, will not be transferable, assignable or saleable by our sponsor or its permitted transferees until 30 days after the completion of our initial business combination. Since our sponsor and officers and directors may directly or indirectly own common stock and warrants following our Initial Public Offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

•
Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were to be included by a target business as a condition to any agreement with respect to our initial business combination.

•
Our sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our sponsor or an affiliate of our sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $2,000,000 of such loans may be converted into warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

The conflicts described above may not be resolved in our favor.
In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.
Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated certificate of incorporation will provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.
Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Evan S. Melrose, M.D., MBA	Spindletop Health Sponsor Group, LLC	Sponsor	Manager

	Spindletop Capital Management, LLC and affiliates	Venture Fund Management	Managing Director

	Sanova Dermatology, LLC	Healthcare	Board Member, Chairman

	Spindletop Pain Management Holdings, LLC	Healthcare	Board Member, Chairman

	HNI Healthcare	Healthcare	Board Member

	Bioventus Global	Healthcare	Board Observer

	Texas Business Hall of Fame Foundation	Non-profit	Board Member

James H. Henry, CPA	Spindletop Capital Management, LLC and affiliates	Venture Fund Management	Advisory Board

	Spindletop Pain Management Holdings, LLC	Healthcare	Board Member

	Unison Energy LLC	Energy Services	Board Member

	Boyden	Executive Search and Leadership Consulting	Advisor

	Crytica Security	Cyber Security	Board Member

	GreenRock Healthcare Capital, LLC	Real Estate Financing	Advisor

	San Francisco Symphony	Philanthropic	Board Member

	Lawrence Livermore National Security, LLC	Government M&O Contractor	Board Member

Craig Cordola, MBA	Ascension Health Alliance	Healthcare	Executive Officer

	Alexian Brothers-AHS Midwest Region Health Co. d/b/a AMITA	Healthcare	Board Chair/Director

	Compassus Holdings, L.P.	Healthcare	Board Member

	Regent Surgical Health, LLC	Healthcare	Board Member

	UAB-SVHS, Inc.	Healthcare	Board Member

Individual	Entity	Entity’s Business	Affiliation
Todd Fruchterman, M.D., Ph.D.	Butterfly Network, Inc.	Healthcare	President, CEO and Director

Kelly Huang, Ph.D.	Spindletop Capital Management, LLC and affiliates	Venture Fund Management	Managing Director

	Sanova Dermatology, LLC	Healthcare	Board Member

JD Moore, MBA	Spindletop Pain Management Holdings, LLC	Healthcare	Consultant

David Nash, M.D., MBA	ANI Pharma	Pharmaceutical Manufacturer	Board Member

	Fox Rehabilitation	National Physical Therapy Group Practice	Board Member

	Info MC	Healthcare IT for Behavioral Health	Board Member

	Best Value Care	Primary Care Group Practice	Board Member

	NIC – National Invest Council for Elder Care	Not for Profit group supporting post-acute care industry	Board Member

	The Geisinger Commonwealth School of Medicine (GCSOM)	Allopathic Medical College	Board Member

Steve Whitlock, MBA	Spindletop Capital Management, LLC and affiliates	Venture Fund Management	Managing Director

	Integrity Implants, Inc.	Healthcare, Med Devices	Consultant

	Molecular Matrix, Inc.	Healthcare, Med Devices	Consultant

	Sports Texas Nutrition Fitness and Trauma Corporate	Health and Fitness	Consultant

The individuals listed in the table above may also be affiliated with and/or owe fiduciary duties to or have contractual obligations to affiliates of the listed entities, including subsidiaries, portfolio companies and other investments and ventures of the listed entities.
We are not prohibited from pursuing an initial business combination with a company that is affiliated with Spindletop or its officers and affiliates or our directors or officers. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, or their respective affiliates, we, or a committee of independent directors, if required by applicable law or based upon the decision of our board of directors or a committee thereof, will obtain an opinion from an independent investment banking firm or an independent accounting firm that our initial business combination is fair to us from a financial point of view.
In the event that we submit our initial business combination to our public stockholders for a vote, pursuant to the Letter Agreement, our initial stockholders have agreed to vote any founder shares held by them and any public shares purchased during or after the offering (including in open market and privately negotiated transactions) in favor of our initial business combination.
Limitation on Liability and Indemnification of Officers and Directors
Our amended and restated certificate of incorporation will provide that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation will provide that our directors will not be personally liable for monetary damages to us or our stockholders for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors.
We will enter into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also will permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We will purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors. Except with respect to any public shares they may acquire in our Initial Public Offering or thereafter (in the event we do not consummate an initial business combination), our officers and directors have agreed to waive (and any other persons who may become an officer or director prior to the initial business combination will also be required to waive) any right, title, interest or claim of any kind in or to any monies in the trust account, and not to seek recourse against the trust account for any reason whatsoever, including with respect to such indemnification (except to the extent they are entitled to funds form the trust account due to their ownership of public shares).
These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.
We believe that these provisions, the directors’ and officers’ liability insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Where You Can Find Additional Information
We are subject to reporting obligations under the Exchange Act, including the requirement that we file annual, quarterly and current event reports, proxy statements and other information with the SEC. You can read our SEC filings over the Internet at our website at www.eqhealthspac.com and the SEC’s website at
 www.sec.gov
. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.
ITEM 11. EXECUTIVE COMPENSATION
None of our officers or directors has received any cash compensation for services rendered to us. Commencing on November 3, 2021, we have agreed to pay an affiliate of our sponsor a total of $20,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. In no event will our sponsor or any of our existing officers or directors, or any entity with which our sponsor or officers are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. We do not have a policy that prohibits our sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket
expenses by a target business. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket
expenses incurred in connection with identifying and consummating an initial business combination.
After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.
We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management team’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The following table sets forth information regarding the beneficial ownership of our Class A common stock by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of Class A common stock;

•	each of our executive officers and directors; and

•	all of our executive officers and directors as a group.
The beneficial ownership of shares of common stock is based on 24,633,042 shares of common stock issued and outstanding as of March 1, 2022.
Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date hereof.

	Amount and	Approximate
	Nature of	Percentage of
	Beneficial	Outstanding
Name and Address of Beneficial Owner (1)	Ownership (2)	Shares
Evan S. Melrose, M.D., MBA (3)	4,780,000	19.40%
James H. Henry	25,000	*
Craig Cordola	15,000	*
Todd Fruchterman, M.D., PhD	15,000	*
David Nash, M.D., MBA	15,000	*
Steve Whitlock, MBA	50,000	*
JD Moore, MBA	50,000	*
Kelly Huang, PhD	50,000	*
All directors and executive officers as a group (seven individuals)	220,000	*
Five Percent Holders:
Spindletop Health Sponsor Group, LLC (3)	4,780,000	19.40%
Saba Capital Management, L.P. (4)	1,601,567	6.50%
Highbridge Capital Management, LLC (5)	1,669,877	6.78%
Calamos Market Neutral Income Fund, a series of Calamos Investment Trust (6)	1,500,000	6.09%
Progeny 3, Inc. (7)	1,500,000	6.09%

*	Less than 1%
(1)	Unless otherwise indicated, the business address of each of the following entities or individuals is c/o Spindletop Health Acquisition Corp., 3571 Far West Blvd. Ste. 108, Austin, TX 78731.
(2)	Interests shown consist solely of founder shares, classified as shares of Class B common stock. Such shares are convertible into shares of Class A common stock on a one-for-one
basis, subject to adjustment.
(3)	Our sponsor is the record holder of such shares. Dr. Melrose is the manager of our sponsor, and as such shares voting and investment discretion with respect to the common stock held of record by our sponsor and may be deemed to have shared beneficial ownership of the common stock held directly by our sponsor. Dr. Melrose disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein.
(4)	According to Schedule 13G/A filed on February 14, 2022. The business address of Saba Capital Management, L.P. is 405 Lexington Avenue, 58th Floor, New York, New York 10174.
(5)	According to Schedule 13G/A filed on February 9, 2022. The business address of Highbridge Capital Management, LLC is 277 Park Avenue, 23rd Floor, New York, New York 10172.
(6)	According to Schedule 13G filed on February 3, 2022. The business address of Calamos Market Neutral Income Fund, a series of Calamos Investment Trust is 2020 Calamos Court, Naperville, IL 60563.
(7)	According to Schedule 13G filed on February 17, 2022. The business address of Progeny 3, Inc. is 601 Union Street, Suite 3920, Seattle, WA 98101.

All of the founder shares outstanding prior to the IPO have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until (i) with respect to 50% of such shares, the earlier of one year after the date of the consummation of our initial business combination and the date on which the closing price of our common stock equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any
30-trading
day period commencing after our initial business combination and (ii) with respect to the remaining 50% of such shares, one year after the date of the consummation of our initial business combination, or earlier if, subsequent to our initial business combination, we consummate a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property.
During the escrow period, the holders of these shares will not be able to sell or transfer their securities except for transfers, assignments or sales (i) among our initial stockholders or to our initial stockholders’ members, officers, directors, consultants or their affiliates, (ii) to a holder’s stockholders or members upon its liquidation, (iii) by bona fide gift to a member of the holder’s immediate family or to a trust, the beneficiary of which is the holder or a member of the holder’s immediate family, for estate planning purposes, (iv) by virtue of the laws of descent and distribution upon death, (v) pursuant to a qualified domestic relations order, (vi) to us for no value for cancellation in connection with the consummation of our initial business combination, or (vii) in connection with the consummation of a business combination at prices no greater than the price at which the shares were originally purchased, in each case (except for clause (vi) or with our prior consent) where the transferee agrees to the terms of the escrow agreement and to be bound by these transfer restrictions, but will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, there will be no liquidation distribution with respect to the founder shares.
Our executive officers and our Sponsor are our “promoters,” as that term is defined under the federal securities laws.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
In February 2021, we issued an aggregate of 5,750,000 founder shares to our sponsor for an aggregate purchase price of $25,000, in cash, or approximately $0.004 per share. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of our Initial Public Offering. The founder shares (including the Class A common stock issuable upon conversion thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.
Our sponsor has purchased an aggregate of 5,333,333 warrants at a price of $1.00 per warrant ($8,000,000 in the aggregate), in a private placement that occurred simultaneously with the closing of our Initial Public Offering. As such, our sponsor’s interest in this transaction is valued at $8,000,000. Each private placement warrant entitles the holder thereof to purchase one share of our Class A common stock at a price of $11.50 per share. The private placement warrants (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.
On March 12, 2021, we entered into a Strategic Services Agreement and Confidential Information and Invention Assignment Agreement with Messrs. Huang, Whitlock and Moore, our Chief Operating Officer, Secretary and Senior Vice President, Corporate Development, respectively. Messrs. Huang, Whitlock and Moore previously purchased 50,000 shares of Class B Common Stock of the Company from our sponsor and shall not receive any additional compensation from the Company during the term of their respective Services Agreement other than the shares of Class B Common Stock previously purchased from sponsor (which are subject to vesting terms as set forth in the definitive documentation with respect thereto).

As more fully discussed in the Item 10 above entitled “Management-Conflicts of Interest,” if any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.
We currently maintain our executive offices at 7000 N. Mopac Expressway, Suite 315, Austin, TX 78731.
No compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers and directors, or any affiliate of our sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is). We do not have a policy that prohibits our sponsor, officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket
expenses by a target business. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket
expenses incurred by such persons in connection with activities on our behalf.
The Company’s sponsor agreed to loan the Company an aggregate of up to $300,000 in two promissory notes to be used for a portion of the expenses of the IPO. The initial promissory note entered into on February 23, 2021 provided for a loan of $100,000 that was non-interest bearing, unsecured
and due at the earlier of August 31, 2021 or the closing of the IPO. On August 30, 2021, the Company entered into an amendment to the initial promissory note to extend the repayment date to the earlier of December 31, 2021 or the closing of the IPO. The Company entered into an additional promissory note on June 15, 2021, which provided for a $200,000 loan that was non-interest bearing,
unsecured and due at the earlier of December 31, 2021 or the closing of the IPO. As of December 31, 2021, $300,000 was repaid on these promissory notes resulting in a zero balance.
In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $2,000,000 of such loans may be converted into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.
After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.
The holders of the founder shares, private placement warrants and warrants that may be issued upon conversion of working capital loans (and any shares of Class A common stock issuable upon the exercise of the private placement warrants and warrants that may be issued upon conversion of working capital loans and upon conversion of the founder shares) and certain security holders holding public shares, whether purchased in our Initial Public Offering or thereafter in the open market, will be entitled to registration rights pursuant to a registration and stockholder rights agreement to be signed prior to or on the effective date of our Initial Public Offering, requiring us to register such securities for resale (in the case of the founder shares, only after conversion to our Class A common stock). Any holder of at least 20% of the outstanding registrable securities owned by these holders is entitled to make up to two demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. We will bear certain expenses incurred in connection with the filing of any such registration statements.

In addition, pursuant to the registration and stockholder rights agreement, upon consummation of our initial business combination, our initial stockholders will be entitled to designate two individuals for nomination for election to our board of directors, for so long as they continue to hold, collectively, at least 50% of the founder shares (or the securities into which such founder shares convert) held by such persons on November 5, 2021.
Related Party Transactions Policy
We have not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.
Prior to the consummation of our Initial Public Offering, we adopted a Code of Business Conduct and Ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our Code of Business Conduct and Ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company.
In addition, our audit committee, pursuant to a written charter that we adopted prior to the consummation of our Initial Public Offering, will be responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. We also require each of our directors and officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.
These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.
To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm or an independent accounting firm that our initial business combination is fair to us. No finder’s fees, reimbursements, consulting fee, monies in respect of any payment of a loan or other compensation will be paid by us to our sponsor, officers or directors, or any affiliate of our sponsor or officers, for services rendered to us prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, the following payments will be made to our sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of our IPO held in the trust account prior to the completion of our initial business combination:

•	Repayment of up to an aggregate of $100,000 in loans made to us by our sponsor to cover offering related and organizational expenses;

•	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

•
Repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $2,000,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender.

Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates.
Director Independence
Nasdaq listing standards require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of James H. Henry, Craig Cordola, Todd Fruchterman, and David Nash are “independent directors” as defined in the Nasdaq listing rules and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.
ITEM 14
.
PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.
Audit Fees
. Audit fees consist of fees billed for professional services rendered for the audit of our year-end
financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, and other required filings with the SEC for the period from February 17, 2021 (inception) through December 31, 2021 totaled $125,294. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.
Audit-Related Fees.
Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the period from February 17, 2021 (inception) through December 31, 2021.
Tax Fees
. We paid Marcum $10,000 for tax compliance and preparation of tax returns for the period from February 17, 2021 (inception) through December 31, 2021.
All Other Fees
. We did not pay Marcum for other services for the period from February 17, 2021 (inception) through December 31, 2021.
Pre-Approval
Policy
Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve
all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve
all auditing services and permitted
non-audit
services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit
services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV
ITEM 15
.
EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:
None.

(3)	Exhibits

EXHIBIT NO.	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 of the Company’s Amendment No. 2 to Registration Statement on Form S-1/A filed with the SEC on October 15, 2021).

3.2	Bylaws (incorporated by reference to Exhibit 3.4 of the Company’s Amendment No. 2 to Registration Statement on Form S-1/A filed with the SEC on October 15, 2021).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Amendment No. 2 to Registration Statement on Form S-1/A filed with the SEC on October 15, 2021).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 of the Company’s Amendment No. 2 to Registration Statement on Form S-1/A filed with the SEC on October 15, 2021).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 of the Company’s Amendment No. 2 to Registration Statement on Form S-1/A filed with the SEC on October 15, 2021).

4.4	Warrant Agreement, dated November 3, 2021, by and between Continental Stock Transfer and the Registrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2021).

10.1	Letter Agreement, dated November 3, 2021, by and among the Registrant, Spindletop Health Sponsor Group, LLC and each of its officers and directors of the Registrant (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2021).

10.2	Investment Management Trust Agreement, dated November 3, 2021, by and between Continental Stock Transfer and Trust Company and the Registrant (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2021).

10.3	Founder Shares Subscription Agreement, dated February 23, 2021, between the Registrant and Spindletop Health Sponsor Group, LLC (incorporated by reference to Exhibit 10.3 of the Company’s Amendment No. 2 to Registration Statement on Form S-1/A filed with the SEC on October 15, 2021).

10.6	Warrant Purchase Agreement, dated November 3, 2021, by and between the Registrant and Spindletop Health Sponsor Group, LLC (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2021).

10.7	Registration and Stockholder Rights Agreement, dated November 3, 2021, by and among the Company, Spindletop Health Sponsor Group, LLC and certain other security holders named therein (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2021).

10.8	Indemnity Agreement, dated November 3, 2021, between the Company and Evan Melrose. (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2021).

10.9	Indemnity Agreement, dated November 3, 2021, between the Company and James H. Henry (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2021).

10.10	Indemnity Agreement, dated November 3, 2021, between the Company and Steve Whitlock (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2021).

10.11	Indemnity Agreement, dated November 3, 2021, between the Company and JD Moore (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2021).

10.12	Indemnity Agreement, dated November 3, 2021, between the Company and Kelly Huang (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2021).

10.13	Indemnity Agreement, dated November 3, 2021, between the Company and Craig Cordola (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2021).

10.14	Indemnity Agreement, dated November 3, 2021, between the Company and Todd Fruchterman (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2021).

10.15	Indemnity Agreement, dated November 3, 2021, between the Company and David Nash (incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2021).

10.16	Promissory Note issued in favor of Spindletop Health Sponsor Group, LLC, dated February 23, 2021 (incorporated by reference to Exhibit 10.8 of the Company’s Amendment No. 2 to Registration Statement on Form S-1/A filed with the SEC on October 15, 2021).

10.17	Promissory Note issued in favor of Spindletop Health Sponsor Group, LLC, dated June 15, 2021 (incorporated by reference to Exhibit 10.8.1 of the Company’s Amendment No. 2 to Registration Statement on Form S-1/A filed with the SEC on October 15, 2021).

10.18	Amendment to Promissory Note, dated August 30, 2021 (incorporated by reference to Exhibit 10.8.2 of the Company’s Amendment No. 2 to Registration Statement on Form S-1/A filed with the SEC on October 15, 2021).

10.19	Administrative Services Agreement, dated November 3, 2021, by and among the Company and Spindletop Capital Management, LLC (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2021).

31.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.
ITEM 16.
FORM 10-K
SUMMARY
None.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 14, 2022.

SPINDLETOP HEALTH ACQUISITION CORP.

By:	/s/ Evan S. Melrose
Evan S. Melrose
Chief Executive Officer and Chief Financial Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Evan S. Melrose his true and lawful attorney-in-fact

and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on

Form 10-K,

and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorney-in-fact

and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact

and agent, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on

Form 10-K

has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ Evan S. Melrose
Evan S. Melrose	Chief Executive Officer and Chief Financial Officer	April 14, 2022

/s/ James H. Henry
James H. Henry	Chairman of the Board of Directors	April 14, 2022

/s/ Craig Cordola
Craig Cordola	Director	April 14, 2022

/s/ Todd Fruchterman
Todd Fruchterman	Director	April 14, 2022

/s/ David Nash
David Nash	Director	April 14, 2022

SPINDLETOP HEALTH ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
Spindletop Health Acquisition Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheet of Spindletop Health Acquisition Corp.
(the “Company”) as of December 31, 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the period from February 17, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from February 17, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination. The Company is subject to mandatory liquidation and subsequent dissolution if it cannot complete a business combination by February 8, 2023. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of these financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ Marcum LLP
Marcum LLP
We have served as the Company’s auditor since 2021.
Houston, TX
April 14, 2022

SPINDLETOP HEALTH ACQUISITION CORP.
BALANCE SHEET
DECEMBER 31, 2021

Assets:
Current assets:
Cash	$1,195,715
Prepaid expenses	1,062,809

Total current assets	2,258,524
Prepaid expenses, non-current	99,001
Investments in Trust Account	234,603,651

Total assets	$236,961,176

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$223,236
Due to related party	20,000

Total current liabilities	243,236

Warrant liability	12,073,681
Deferred underwriting commissions	8,050,000

Total liabilities	20,366,917

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 23,000,000 shares at redemption value of $10.20 per share	234,600,000
Stockholder’s Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding, (excluding 23,000,000 shares subject to possible redemption)	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding	575
Additional paid-in capital	—
Accumulated deficit	(18,006,316)

Total stockholders’ deficit	(18,005,741)

Total liabilities, Class A common stock subject to possible redemption and stockholders’ deficit	$236,961,176

The accompanying notes are an integral part of these financial statements.

SPINDLETOP HEALTH ACQUISITION CORP.
STATEMENT OF OPERATIONS
FOR THE PERIOD FROM FEBRUARY 17, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Formation and operating costs	$537,517

Loss from operations	(537,517)

Other income (expense)
Earnings from investments held in trust account	3,651
Offering costs allocated to warrants	(580,637)
Change in fair value of warrant liabilities	7,750,219

Total other income (expense)	7,173,233

Net income	$6,635,716

Basic and diluted weighted average shares outstanding, Class A common stock subject to redemption	3,905,660

Basic and diluted net income per share of Class A common stock	$0.73

Basic and diluted weighted average shares outstanding, Class B common stock	5,127,358

Basic and diluted net income per share of Class B common stock	$0.73

The accompanying notes are an integral part of these financial statements.

SPINDLETOP HEALTH ACQUISITION CORP.
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM FEBRUARY 17, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance as of February 17, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of founder shares	—	—	5,750,000	575	24,425	—	25,000
Excess proceeds above fair value of private placement warrants	—	—	—	—	2,217,600	—	2,217,600
Accretion of common stock subject to possible redemption	—	—	—	—	(2,242,025)	(24,642,032)	(26,884,057)
Net incom e	—	—	—	—	—	6,635,716	6,635,716

Balance as of December 31, 2021	—	$—	5,750,000	$575	$—	$(18,006,316)	$(18,005,741)

The accompanying notes are an integral part of these financial statements.

SPINDLETOP HEALTH ACQUISITION CORP.
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM FEBRUARY 17, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Cash flows from operating activities:
Net income	$6,635,716
Adjustments to reconcile net income to net cash used in operating activities:
Earnings from investments held in trust account	(3,651)
Offering costs allocated to warrants	580,637
Change in fair value of war r ant liabilities	(7,750,219)
Changes in operating assets and liabilities:
Prepaid assets	(1,161,810)
Accounts payable and accrued expenses	(464,265)
Due to related party	20,000

Net cash used in operating activities	(2,143,592)

Cash Flows from Investing Activities:
Investment of cash in Trust Accoun t	(234,600,000)

Net cash used in investing activities	(234,600,000)

Cash flows from financing activities:
Proceeds from initial public offering, net of underwriters’ discount	225,400,000
Proceeds from issuance of private placement warrants	12,600,000
Proceeds from issuance of founder shares	25,000
Proceeds from issuance of promissory note—related party	300,000
Payment of promissory note—related party	(300,000)
Payment of deferred offering costs	(85,693)

Net cash provided by financing activities	237,939,307

Net change in cash	1,195,715
Cash, beginning of the period	—

Cash, end of the period	$1,195,715

Supplemental disclosure of cash flow information:
Initial classification of warrant liability	$19,823,900

Deferred underwriting commissions payable charged to additional paid in capital	$8,050,000

Remeasurement of Class A shares subject to redemption	$22,284,057

Excess proceeds above fair value of private placement warrants	$2,217,600

The accompanying notes are an integral part of these financial statements.

SPINDLETOP HEALTH ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENT
Note 1 — Organization and Business Operations
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
As of December 31, 2021, the Company had not commenced any operations. All activity for the period from February 17, 2021 (inception) through December 31, 2021 relates to the Company’s formation and the Initial Public Offering (“IPO”) (as defined below) and since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income
in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.
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
In connection with the IPO, the Company also granted the underwriters a 45-day option
to purchase up to an additional 3,000,000 Units to cover over-allotments. As part of the IPO the underwriters fully exercised their over-allotment option on the date of the IPO.
Transaction costs amounted to $13,423,194 consisting of $4,600,000 of underwriting commissions, $8,050,000 of deferred underwriting commissions, and $773,194 of other offering costs. Of the total offering costs, $12,842,577 was charged to temporary equity and $580,637 is included in the statement of operations.
Upon the closing of the IPO and the private placement, $234,600,000 has been placed in a trust account (the “Trust Account”), representing the redemption value of the Class A common stock sold in the IPO, at their redemption value of $10.20 per share.

The Company’s ability to commence operations is contingent upon obtaining adequate financial resources through the IPO of 23,000,000 Units at $10.00 per Unit, which is discussed in Note 3 and the sale of 12,600,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor that closed simultaneously with the IPO. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.
The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held and taxes payable on the income earned on the Trust Account) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.
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
The shares of Class A common stock subject to redemption we
re
recorded at redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

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
The Company’s Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (excluding the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable), nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked its Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether its Sponsor has sufficient funds to satisfy its indemnity obligations and believes that the Company’s Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that its Sponsor would be able to satisfy those obligations.
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

Liquidity, Capital Resources and Going Concern
As of December 31, 2021, the Company had $1,195,715 in its operating bank account, and working capital of $2,015,288.
The Company’s liquidity needs up to November 8, 2021 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the founder shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $300,000 (see Note 5). The promissory note was paid in full on November 8, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, initial stockholders, officers, directors or their affiliates may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of December 31, 2021, there were no amounts outstanding under any Working
Capital Loans.
If the Company does not complete a Business Combination within 15 months from the IPO (February 8, 2023) (such 15-month period extended (a) to 18 months if the Company has filed (i) a Form 8-K including a definitive merger or acquisition agreement or (ii) a proxy statement, registration statement or similar filing for an initial Business Combination but has not completed the initial Business Combination within such 15-month period or (b) two instances by an additional three months each instance for a total of up to 18 months or 21 months, respectively, by depositing into the Trust Account for each three month extension in an amount of $0.10 per unit) or during any stockholder-approved extension period, the Company will redeem 100% of the public shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to the limitations described herein.
The Company anticipates that the $1,195,715 outside of the Trust Account as of December 31, 2021, will be sufficient to allow the Company to operate for at least the next 12 months from the issuance of these financial statements, assuming that a Business Combination is not consummated during that time. However, until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and may use Working Capital Loans (as defined in Note 5) from the Sponsor, the Company’s officers and directors, or their respective affiliates (which is described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.
The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the Company’s estimates of the costs of undertaking in-depth due diligence and negotiating the Business Combination is less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the Business Combination. Moreover, the Company will need to raise additional capital through loans from its Sponsor, officers, directors, or third parties. None of the Sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until February 8, 2023 (or up to August 8, 2023 if extended as described above) to consummate a Business Combination. Our amended and restated certificate of incorporation provides that we must complete our initial business combination within 15 months from the closing of our Initial Public Offering (or extended (a) to 18 months if we have filed (i) a Form 8-K including a definitive merger or acquisition agreement or (ii) a proxy statement, registration statement or similar filing for an initial business combination but have not completed the initial business combination within such 15-month period or (b) two instances by an additional three months each instance for a total of up to 18 months or 21 months, respectively, by depositing into the trust account for each three month extension in an amount of $0.10 per unit). It is uncertain that the Company will be able to consummate a Business Combination by this time or if the Company has the financial resources to extend the mandatory liquidation date beyond February 8, 2023 by depositing into the trust account for each three month extension an amount of $0.10 per unit. If a Business Combination is not consummated or the mandatory liquidation date is not extended by February 8, 2023, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 8, 2023.
Note 2 — Significant Accounting Policies
Basis of Presentation
The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the SEC.
Emerging Growth Company
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
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the derivative warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Offering Costs Associated with IPO
The Company complies with the requirements of the
ASC 340-10-S99-1 and
SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs are charged to temporary equity or the statement of operations based on the relative value of the Warrants to the proceeds received from the Units sold upon the completion of the IPO. Accordingly, on November 8, 2021, offering costs totaling $13,423,194 (consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees and $773,194 of other offering costs) were recognized with $580,637 which were allocated to the Public and Private Warrants, included in accumulated deficit and $12,842,557 included in temporary equity.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $1,195,715 and no cash equivalents as of December 31, 2021.
Investments Held in Trust Account
At December 31, 2021, funds held in the Trust Account include $234,603,651 of investments substantially held in a money market fund characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below).
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of December 31, 2021, the Company had not experienced losses on this account and management believes the Company was not exposed to significant risks on such account.
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
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the IPO date and re-valued at
each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheet as current or non-current based
on whether or
not net-cash settlement
or conversion of the instrument could be required within 12 months of the balance sheet date.
Warrant Liability
The Company accounts for the 24,100,000 warrants issued in connection with the IPO and Private Placement in accordance with the guidance contained in FASB ASC 815 “Derivatives and Hedging” whereby under that provision the warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instruments as a liability at fair value and adjusts the instruments to fair value at each reporting period. This liability will be re-measured at
each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of warrants will be estimated using an internal valuation model. The valuation model will utilize inputs such as assumed share prices, volatility, discount factors and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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

The provision for income taxes was deemed to be immaterial for the period from February 17, 2021 (inception) through
December
31, 2021.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified in temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021, th
e
23,000,000
shares of Class A common stock are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our balance sheet.
Net Income Per Common stock
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. Remeasurement adjustments associated with the redeemable shares of common stock is excluded from earnings per share as the redemption value approximates fair value.
The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the IPO because the warrants are contingently exercisable, and the contingencies have not yet been met. The warrants are exercisable to purchase 21,400,000 shares of common stock in the aggregate. As of December 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the period presented.
Accretion of the carrying value of common stock subject to redemption value is excluded from net income per common stock because the redemption value approximates fair value.
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	For the period from February 17, 2021 (inception) through December 31, 2021
	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$2,869,124	$3,766,592
Denominator:
Weighted-average shares outstanding including common stock subject to redemption	3,905,660	5,127,358

Basic and diluted net income per share	$0.73	$0.73

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
Note 3 — Initial Public Offering
On November 8, 2021, the Company sold 23,000,000 Units (including the underwriters’ over-allotment option of 3,000,000 Units) at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share (“Class A common stock”), and one-half of
one redeemable warrant of the Company (“Public Warrant”), with each whole Public Warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $230,000,000
Following the closing of the IPO on November 8, 2021, $234,600,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was deposited into the Trust Account. The net proceeds deposited into the Trust Account will be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less or in money market funds meeting certain conditions under
Rule 2a-7 promulgated
under the Investment Company Act which invest only in direct U.S. government treasury obligations.
In connection with the IPO, the Company granted the underwriters a 45-day option
to purchase up to an additional 3,000,000
Units to cover over-allotments. The underwriters exercised the over-allotment in full on the date of the
IPO (November 8, 2021). (see Note 9).

Note 4 — Private Placement
On November 8, 2021, simultaneously with the closing of the IPO the Company completed the private sale of 12,600,000 Private Placement Warrants, including 1,200,000 Private Placement Warrants related to the underwriters’ fully exercising their over-allotment option, at a purchase price of $1.00 per Private Placement Warrant to the Sponsor, generating gross proceeds to the Company of $12,600,000. Each whole warrant entitles the holder thereof to purchase one Class A common stock at $11.50 per share, subject to adjustment (see Note
9
).
Note 5 — Related Party Transactions
Founder Shares
In February 2021, the Company’s initial stockholders purchased an aggregate of 5,750,000 founder shares for a capital contribution of $25,000. The founder shares included an aggregate of up to 750,000 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. Included in the IPO the underwriters fully exercised their over-allotment option resulting in no founder shares subject to forfeiture.
In March 2021, four members of the board of directors purchased 70,000 founders shares in the aggregate for an aggregate purchase price of $304.35, or approximately $0.004 per share
 (approximating the fair value of the shares on that date)
. One hundred percent of these founder shares will initially be subject to forfeiture. To the extent these 70,000 founder shares held by the directors have not vested pursuant to each director’s respective founder shares subscription agreement, these shares shall be automatically forfeited for no consideration upon the termination of the director’s service to the Company as a director of the Company. Each director’s founder shares will vest at a rate of 1/36th of the shares issued per month, effective as of March 12, 2021, subject to the director’s continuous service to the Company as a director.
In March 2021 three officers of the Company purchased an aggregate 150,000 founder shares for an aggregate price of $652.17, or approximately $0.004 per share (approximating the fair value of the shares on that date). One hundred percent of these founder shares will initially be subject to forfeiture. To the extent these 150,000 founder shares held by the officers have not vested pursuant to each officer’s respective founder shares subscription agreement, these shares shall be automatically forfeited for no consideration upon the termination of the officer’s service to the Company as an officer of the Company. Each officer’s founder shares will vest at a rate of 1/36th of the shares issued per month, effective as of March 12, 2021, subject to the officer’s continuous service to the Company as an officer.
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

Promissory Note — Related Party
The Company’s Sponsor agreed to loan the Company an aggregate of up to $300,000 in two promissory notes to be used for a portion of the expenses of the IPO. The initial promissory note entered into on February 23, 2021 provided for a loan of $100,000 that was non-interest bearing, unsecured
and due at the earlier of August 31, 2021 or the closing of the IPO. On August 30, 2021, the Company entered into an amendment to the initial promissory note to extend the repayment date to the earlier of December 31, 2021 or the closing of this offering. The Company entered into an additional promissory note on June 15, 2021, which provided for a $200,000 loan that was non-interest bearing,
unsecured and due at the earlier of December 31, 2021 or the closing of the IPO. As of December 31, 2021, $300,000 was repaid on these promissory notes resulting in a zero balance.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $2,000,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. At December 31, 2021, no such Working Capital Loans were outstanding.
Administrative Fees
Commencing on the date that the Company’s securities are first listed on the Nasdaq, the Company agree
d
 to pay the Sponsor a total of $20,000 per month for office space, utilities and secretarial and administrative support provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. At December 31, 2021, $40,000 had been accrued and charged to operating expenses, $20,000 of which is still outstanding and reported as Due to Related Party on the balance sheet.

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
Underwriter Agreement
The Company granted the underwriters
a 45-day option
to purchase up to 3,000,000 additional Units to cover any over-allotments at the IPO price less the underwriting discounts and commissions. At the time of the IPO, the underwriters fully exercised their over-allotment option.
On November 8, 2021, the Company paid a cash underwriting commission of $0.20 per unit, or $4,600,000, (including the commission related to the underwriters’ exercise of the over-allotment option).
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
Note 7 — Warrant Liabilities
The Company accounts for the 21,400,000 warrants issued in connection with the IPO (11,500,000 Public Warrants and 12,600,000
Private Placement Warrants) in accordance with the guidance contained in FASB ASC 815 “Derivatives and Hedging” whereby under that provision the warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at fair value and adjusts the instruments to fair value at each reporting period. This liability will be re-measured at
each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations.
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

Redemption of Warrants When the Price per Class A Common Stock Equals or Exceeds $10.00
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

•
if, and only if, the Reference Value equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “—Redeemable Warrants—Public Stockholders’ Warrants—Anti-Dilution Adjustments”); and

•
if the Reference Value is less than $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “—Redeemable Warrants—Public Stockholders’ Warrants—Anti-Dilution Adjustments”), the private placement warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants, as described above.

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
Investment Held in Trust Account
As of December 31, 2021, the investments in the Company’s Trust Account primarily consisted of U. S. Money Market funds which are classified as cash equivalents. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.
Warrant Liability
Under the guidance in ASC
815-40
the Company’s warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement
at each balance sheet date. With each
re-measurement,
the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.
Recurring Fair Value Measurements
The Company’s warrant liability for the Private Placement Warrants is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the Private Placement Warrant liability is classified within Level 3 of the fair value hierarchy.
On or about December 27, 2021, holders of the Company’s Units were able to separately trade the Class A common stock and warrants included in the Company’s Units. As such, the Company’s warrant liability for the Public Warrants is based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. The fair value of the Public Warrant was reclassified from Level 3 to a Level 1. The Company’s Private Placement Warrants are economically equivalent to the Company’s Public Warrants. For the period ending December 31, 2021, the Private Warrants were reclassified from a Level 3 to a Level 2 classification.
The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	Level 1	Level 2	Level 3
Assets:
Investments held in Trust Account – money market fund	$234,603,651	$—	$—
Liabilities:
Private Placement Warrants	—	6,323,681	—
Public Warrants	5,750,000	—	—

Measurement
The Company established the initial fair value for the Warrants on November 8, 2021, the date of the consummation of the Company’s IPO, using a Monte Carlo simulation model to value the Public and Private warrants. In December 2021 the Company announced that holders of the Company’s Units may separately trade shares of the Company’s Class A common stock and Public Warrants included in the Units on the Nasdaq Capital Market under the symbols SHCA and SHCAW, respectively. With the trading of the Public Warrants on an open market, at December 31, 2021 the Public Warrants were valued based on an unadjusted market price.

Input	November 8, 2021 (Initial Measurement)
Risk-free interest rate	1.30
Expected term (years)	6.39
Stock price	$9.59
Probability of completing business combination	85%
Expected volatility	13.9%
Exercise price	$11.50
The change in the fair value of the
L
evel 3 classified warrant liabilities for the period ended December 31, 2021 is summarized as follows:

Fair Value at February 17, 2021	$—
Fair value at issuance November 8, 2021	19,823,900
Public w arrants transfer to level 1	(5,750,000)
Private placement warrants transfer to level 2	(6,323,681)
Change in fair value	(7,750,219)

Fair Value at December 31, 2021	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. At December 31, 2021, the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement and the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement.
Note 8 – Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. As of December 31, 2021, there were 23,000,000 Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the balance sheet. The Class A ordinary shares subject to possible redemption reflected on the balance sheet are reconciled on the following table:

Gross proceeds from Initial Public Offering	$230,000,000
Less:
Proceeds allocated to public warrants	(9,441,500)
Class A ordinary shares issuance cost	(12,842,557)
Plus:
Accretion of carrying value to redemption value	22,284,057
Proceeds from Private Placement deposited in trust account interest	4,600,000

Class A ordinary shares subject to possible redemption	$234,600,000

Note 9 — Stockholders’ Equity
Preferred Stock
 — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
 — The Company is authorized to issue a total of 100,000,000 Class A common shares at par value of $0.0001 each. At December 31, 2021, there were no shares of Class A common shares issued or outstanding, excluding 23,000,000 shares subject to possible redemption.
Class
 B Common Stock
 — The Company is authorized to issue a total of 10,000,000 Class B common shares at par value of $0.0001 each. As of December 31, 2021, the Company issued 5,750,000 Class B common shares to its initial stockholders for $25,000, or approximately $0.004 per share. The founder shares include an aggregate of up to 750,000 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. With the exercise of the underwriters’ over-allotment option on November 8, 2021 no founder shares are subject to forfeiture.

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
Note
10
– Income Tax
The Company’s net deferred tax assets are as follows:

December 31, 2021
Deferred tax asset
Organizational costs/Startup expenses	$76,276
Capitalized costs related to merger	—
Federal net operating loss	35,836
Total deferred tax asset	112,112

Valuation allowance	(112,112)

Deferred tax asset, net of allowance	$—

The income tax provision consists of the following:

December 31, 2021
Federal
Current	$—
Deferred	112,112
State
Current	—
Deferred	—
Change in valuation allowance	(112,112)

Income tax provision	$—

As of December 31, 2021, the Company has no U.S. federal net operating loss carryovers.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from December 3, 2020 (inception) through December 31, 2021, the change in the valuation allowance was $202,443.
A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 is as follows:

Statutory federal income tax rate	21.00%
State taxes, net of federal tax benefit	—%
Change in fair value of warrant liability	(24.53)%
Warrant transaction costs	1.84%
Change in valuation allowance	1.69%

Income tax provision	—%
The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.
Note
11
— Subsequent Events
Management has evaluated subsequent events to determine if events or transactions occurring through, the date the financial statement was issued, require potential adjustment to or disclosure in the financial statement and did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.