Form 10-Q
period 2022-03-31
Spindletop Health Acquisition Corp.
filed 2022-05-23
CIK 1848558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No
☐
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule12b-2
of the Exchange Act):    Yes  ☒    No  ☐
As of May 16, 2022, there were 20,144,671 shares of the Class A Common Stock and

5,750,000
shares of the Class B Common Stock, par value $0.0001 per share, and 2,855,329 Units of the Company issued and outstanding.

SPINDLETOP HEALTH ACQUISITION CORP.
Form
10-Q
For the Quarter Ended March 31, 2022

		Page
Part I. Financial Information		1

Item 1.	Financial Statements	1
	Condensed Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021 (Audited)	1
	Unaudited Condensed Statements of Operations for the three months ended March 31, 2022 and for the period from February 17, 2021 (inception) through March 31, 2021	2
	Unaudited Condensed Statements of Changes in Stockholder’s Equity (Deficit) for the three months ended March 31, 2022 and for the period from February 17, 2021 (inception) through March 31, 2021	3
	Unaudited Condensed Statements of Cash Flows or the three months ended March 31, 2022 and for the period from February 17, 2021 (inception) through March 31, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	22
Item 4.	Controls and Procedures	23

Part II. Other Information		23

Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 6.	Exhibits	25

Part III. Signatures		26

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SPINDLETOP HEALTH ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2022 (Unaudited)	December 31, 2021 (Audited)

Assets
Cash	$1,001,870	$1,195,715
Prepaid expense	899,748	1,062,809

Total current assets	1,901,618	2,258,524
Prepaid expenses, non-current	—	99,001
Investments in Trust Account	234,625,955	234,603,651

Total Assets	$236,527,573	$236,961,176

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Accounts payable and accrued expenses	$301,195	$223,236
Due to related party	20,000	20,000

Total current liabilities	321,195	243,236
Warrant liability	5,414,560	12,073,681
Deferred underwriting commissions	8,050,000	8,050,000

Total liabilities	13,785,755	20,366,917

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 23,000,000 shares at redemption value of $10.20 per share	234,600,000	234,600,000
Stockholder’s Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(11,858,757)	(18,006,316)

Total stockholders’ deficit	(11,858,182)	(18,005,741)

Total liabilities, Class A common stock subject to possible redemption and stockholders’ deficit	$236,527,573	$236,961,176

The accompanying notes are an integral

part of these unaudited condensed financial statements.

SPINDLETOP HEALTH ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended March 31, 2022	For the period from February 17, 2021 (Inception) through March 31, 2021
Formation and operating costs	$533,866	$477

Loss from operations	(533,866)	(477)

Other income:
Earnings from investments held in trust account	22,304	—
Change in fair value of warrant liabilities	6,659,121	—

Total other income	6,681,425	—

Net income ( loss )	$6,147,559	$(477)

Basic and diluted weighted average shares outstanding, Class A common stock subject to redemption	23,000,000	—

Basic and diluted net income per share of Class A common stock	$0.21	$—

Basic and diluted weighted average shares outstanding, Class B common stock	5,750,000	5,000,000

Basic and diluted net income ( loss ) per share of Class B common stock	$0.21	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPINDLETOP HEALTH ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Common Stock		Class B Common Stock		Additional	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance as of December 31, 2021 (audited)	—	$—	5,750,000	$575	$—	$(18,006,316)	$(18,005,741)
Net in come	—	—	—	—	—	6,147,559	6,147,559

Balance as of March 31, 2022 (unaudited)	—	$—	5,750,000	$575	$—	$(11,858,757)	$(11,858,182)

FOR THE PERIOD FROM FEBRUARY 17, 2021 (INCEPTION) THROUGH MARCH 31, 2021

	Class A Common Stock		Class B Common Stock		Additional	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of February 17, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Class B common stock issued to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(447)	(447)

Balance as of March 31, 2021 (unaudited)	—	$—	5,750,000	$575	$—	$(447)	$24,553

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPINDLETOP HEALTH ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the three months ended March 31, 2022	For the period from February 17, 2021 (Inception) through March 31, 2021

Cash flows from operating activities:
Net income (loss)	$6,147,559	$(477)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Earnings from investments held in trust account	(22,304)	—
Formation costs paid by Sponsor in exchange for issuance of Class B common stock	—	477
Change in fair value of warrant liabilities	(6,659,121)	—
Changes in operating assets and liabilities:
Prepaid e xpenses	262,062	—
Accounts payable and accrued expenses	77,959	—

Net cash used in operating activities	(193,845)	—

Cash flows from financing activities:
Proceeds from initial stockholder	—	25,000
Proceeds from issuance of promissory note to related party	—	100,000

Net cash provided by financing activities	—	125,000

Net change in cash	(193,845)	125,000
Cash, beginning of the period	1,195,715	—

Cash, end of the period	$1,001,870	$125,000

Supplemental disclosure of cash flow information:
Deferred offering costs in accrued offering costs and expenses	$—	$15,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPINDLETOP HEALTH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
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
As of March 31, 2022, the Company has not commenced any operations. All activity for the period from February 17, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the Initial Public Offering (“IPO”) (as defined below) and since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income
in the form of interest income on cash and cash equivalents from the investments held in the Trust Account.
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
Transaction costs amounted to $13,423,194 consisting of $4,600,000 of underwriting commissions, $8,050,000 of deferred underwriting commissions, and $773,194 of other offering costs. Of the total offering costs, $12,842,557 was charged to temporary equity and $580,637 is included in the statement of operations.
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
The Company will have 15 months from the closing of the IPO to complete an initial Business Combination (the “Combination Period”). However, if the Company is unable to complete its initial Business Combination within the Combination Period or any extension period (as described below), the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable
in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
The
S
ponsor, officers and directors agreed to (i) waive their redemption rights with respect to their shares of the Company’s Class B common stock and shares of Class A common stock issued upon conversion thereof (the “founder shares”) and public shares in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to provide for the redemption of the public shares in connection with an initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the Combination Period or (B) with respect to any other material provisions relating to stockholders’
rights or pre-initial Business Combination
activity, (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete the initial Business Combination within the Combination Period, and (iv) vote any founder shares held by them and any public shares purchased during or after the IPO (including in open market and privately-negotiated transactions) in favor of the Company’s initial Business Combination.
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
pandemic and the Russian-Ukraine war on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Liquidity, Capital Resources, and Going Concern
As of March 31, 2022, the Company had $
1,001,870
in its operating bank account and working capital of $
1,580,423
.
The Company’s liquidity needs up to March 31, 2022 had been satisfied through a payment from the Sponsor of $
25,000
(see Note 5) for the founder shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $
300,000
(see Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The promissory note was paid in full on November 8, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, initial stockholders, officers, directors or their affiliates may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.
On

November 8, 2021, the Company consummated the IPO of
23,000,000
units (the “Units”) including
3,000,000
Units as part of the underwriters’ over-allotment option. The Units were sold at a price of $
10.00
per Unit, generating gross proceeds of $
230,000,000
. Simultaneously with the closing of the IPO the Company completed the private sale of
12,600,000
Private Placement Warrants, including
1,200,000
Private Placement Warrants related to the underwriters’ fully exercising their over-allotment option, at a purchase price of $
1.00
per Private Placement Warrant to the Sponsor, generating gross proceeds of $
12,600,000
.
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
The
Company anticipates that the $1,001,870
cash held
outside of the Trust Account as of March 31, 2022, will be sufficient to allow the Company to operate for at least the next 12 months from the issuance of these financial statements, assuming that a Business Combination is not consummated during that time. However, until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and may use Working Capital Loans (as defined in Note 5) from the Sponsor, the Company’s officers and directors, or their respective affiliates (which is described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.
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
In
connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until February 8, 2023 (or up to August 8, 2023 if extended as described above) to consummate a Business Combination. The Company’s amended and restated certificate of incorporation provides that the Company must complete an initial business combination within 15 months from the closing of the IPO (or extended (a) to 18 months if we have filed (i) a Form
8-K
including a definitive merger or acquisition agreement or (ii) a proxy statement, registration statement or similar filing for an initial business combination but have not completed the initial business combination within such
15-month
period or (b) two instances by an additional three months each instance for a total of up to 18 months or 21 months, respectively, by depositing into the trust account for each three month extension in an amount of $0.10 per unit). It is uncertain that the Company will be able to consummate a Business Combination by this time or if the Company has the financial resources to extend the mandatory liquidation date beyond February 8, 2023 by depositing into the trust account for each three-month extension an amount of $0.10 per unit. If a Business Combination is not consummated or the mandatory liquidation date is not extended by February 8, 2023, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 8, 2023.

Note 2 — Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to
Form10-Q
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K,
which contains the audited financial statements and notes thereto as filed with the SEC on April 14, 2022. The financial information as of December 31, 2021, is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on April 14, 2022. The interim results for the three months ended March 31, 2022 and for the period from February 17, 2021 (inception) through March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

Emerging Growth Company Status
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the”JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $1,001,870 and $1,195,715, respectively, as of March 31, 2022 and December 31, 2021 and no cash equivalents.
Investments Held in Trust Account
At March 31, 2022 and December 31, 2021, funds held in the Trust Account include investments substantially held in a money market fund characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below), respectively.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of March 31, 2022 and December 31, 2021, the Company had not experienced losses on this account and management believes the Company was not exposed to significant risks on such account.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified in temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, the 23,000,000 shares of Class A common stock are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our balance sheets.
The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. As of March 31, 2022 and December 31, 2021, there were 23,000,000 Class A common stock outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the balance sheet. The Class A common stock subject to possible redemption reflected on the balance sheet are reconciled on the following table:

Gross proceeds from Initial Public Offering	$230,000,000
Less:
Proceeds allocated to public warrants	(9,441,500)
Class A common stock issuance cost	(12,842,557)
Plus:
Accretion of carrying value to redemption value	22,284,057
Proceeds from Private Placement deposited in Trust Account	4,600,000

Class A common stock subject to possible redemption	$234,600,000

Net Income (Loss) Per Common Stock
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. Remeasurement adjustments associated with the redeemable shares of common stock are excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the IPO because the warrants are contingently exercisable, and the contingencies have not yet been met. The warrants are exercisable to purchase 24,100,000 shares of common stock in the aggregate. As of March 31, 2022 and March 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the period presented.

Accretion of the carrying value of common stock subject to redemption value is excluded from net income per common stock because the redemption value approximates fair value.
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	Three Months Ended March 31, 2022		For the Period from February 17, 2021 (Inception) Through March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator:
Allocation of net income (loss)	$4,918,047	$1,229,512	$—	$(477)
Denominator:
Weighted-average shares outstanding including common stock subject to redemption	23,000,000	5,750,000	—	5,000,000

Basic and diluted net income (loss) per share	$0.21	$0.21	$—	$(0.00)

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
In connection with the IPO, the Company granted the underwriters a 45-day option
to purchase up to an additional 3,000,000 Units to cover over-allotments. The underwriters exercised the over-allotment in full on the date of the IPO (November 8, 2021) (see Note 9).

Note 4 — Private Placement
On November 8, 2021, simultaneously with the closing of the IPO the Company completed the private sale of 12,600,000 Private Placement Warrants, including 1,200,000 Private Placement Warrants related to the underwriters’ fully exercising their over-allotment option, at a purchase price of $1.00 per Private Placement Warrant to the Sponsor, generating gross proceeds to the Company of $12,600,000. Each whole warrant entitles the holder thereof to purchase one Class A common stock at $11.50 per share, subject to adjustment (see Note 9).
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
Promissory Note — Related Party
The Company’s Sponsor agreed to loan the Company an aggregate of up to $300,000 in two promissory notes to be used for a portion of the expenses of the IPO. The initial promissory note, entered into on February 23, 2021, provided for a loan of $100,000 that was non-interest bearing, unsecured
and due at the earlier of August 31, 2021 or the closing of the IPO. On August 30, 2021, the Company entered into an amendment to the initial promissory note to extend the repayment date to the earlier of December 31, 2021 or the closing of this offering. The Company entered into an additional promissory note on June 15, 2021, which provided for a $200,000 loan that was non-interest bearing,
unsecured and due at the earlier of December 31, 2021 or the closing of the IPO. As of the IPO, the Company had borrowed $300,000 under these promissory notes and repaid them in full. As of March 31, 2022 and December 31, 2021,

no
amounts were due on these promissory notes. Additionally, no further borrowings are allowed.

Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $2,000,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. At March 31, 2022 and December 31, 2021, the Company had not borrowed any funds under the working capital loans and, accordingly, no such Working Capital Loans were outstanding.
Administrative Service Fee
On November 3, 2021, the Company entered into an administrative services agreement commencing on the date that the Company’s securities are first listed on the Nasdaq pursuant to which the Company will agree to pay the Sponsor a total of $20,000 per month for office space, utilities and secretarial and administrative support provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022, the Company incurred $60,000 and paid $40,000 of fees for these services. For the period from February 16, 2021 (inception) through March 31, 2021, the Company did not incur any fees for these services.
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
Note 7 — Warrant Liabilities
The Company accounts for the 24,100,000 warrants issued in connection with the IPO (11,500,000 Public Warrants and 12,600,000 Private Placement Warrants) in accordance with the guidance contained in FASB ASC 815 “Derivatives and Hedging” whereby under that provision the warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at fair value and adjusts the instruments to fair value at each reporting period. This liability will be re-measured at
each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statements of operations.

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
The warrants will become exercisable on the later of 12 months from the closing of the IPO or 30 days after the completion of its initial Business Combination and will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.
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
Redemption of Warrants When the Price per Class A Common Stock Equals or Exceeds $18.00
Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption (the“30-day redemption period”); and

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
Note 8 — Fair Value Measurements
Investment Held in Trust Account
As of March 31, 2022 and December 31, 2021, the investments in the Company’s Trust Account primarily consisted of U. S. Money Market funds which are classified as cash equivalents. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.
Warrant Liability
Under the guidance in
ASC815-40,
the Company’s warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement
at each balance sheet date. With each
re-measurement,
the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations.
Recurring Fair Value Measurements
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
The following table presents Information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

Description	Level	March 31, 2022	December 31, 2021
Assets:
Investments held in Trust Account – money market fund	1	$234,625,955	$234,603,651
Liabilities:
Private Placement Warrants	2	$2,838,560	$6,323,681
Public Warrants	1	$2,576,000	$5,750,000
Note
9
 — Stockholders’ Equity (Deficit)
Preferred Stock
— The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common stock
— The Company is authorized to issue a total of 100,000,000 Class A common shares at par value of $0.0001 each. At March 31, 2022 and December 31, 2021, there were no shares of Class A common shares issued or outstanding, excluding 23,000,000 shares subject to possible redemption..

Class
 B Common stock
— The Company is authorized to issue a total of 10,000,000 Class B common shares at par value of $0.0001 each. As of March 31, 2022 and December 31, 2021, the Company has issued 5,750,000 Class B common shares to its initial stockholders for $25,000, or approximately $0.004 per share. The founder shares include an aggregate of up to 750,000 shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters in full. With the exercise of the underwriters’ over-allotment option on November 8, 2021, no founder shares are subject to forfeiture.
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
Note
10
— Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based on the Company’s review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References to the “Company,” “Spindletop Health Acquisition Corp.,” “our,” “us” or “we” refer to Spindletop Health Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on
Form10-Q
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
Our sponsor is Spindletop Health Sponsor Group, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for our initial public offering was declared effective on November 3, 2021. On November 8, 2021, we consummated the IPO of 23,000,000 units (the “Units”) including 3,000,000 Units as part of the underwriters’ over-allotment option. Each Unit consists of one share of our Class A common stock, par value $0.0001 per share (“Class A common stock”), and one-half
of one of our redeemable warrants (“Public Warrant”), with each whole Public Warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to us of $230,000,000.
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
Results of Operations
As of March 31, 2022, we had not commenced any operations. All activity for the period from February 17, 2021 (inception) through March 31, 2022, relates to our formation and the Initial Public Offering and since the closing of the IPO, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended March 31, 2022, we had net income of $6,147,559, which consisted of a change in the fair value of warrant liabilities of $6,659,121, and earnings from investments held in trust account of $22,304, partially offset by operating costs of $533,866.
For the period from February 17, 2021 (inception) to March 31, 2021, we had net loss of $477, which consisted of formation costs of $477.
Liquidity, Capital Resources and Going Concern
As of March 31, 2022, we had $1,001,870 in our operating bank account, and a working capital of $1,580,423.
Our liquidity needs up to March 31, 2022 had been satisfied through a payment from the Sponsor of $25,000 for the founder shares to cover certain offering costs and the loan under two unsecured promissory notes from the Sponsor of $300,000 and the proceeds from the consummation of the Private Placement not held in the Trust Account. The promissory note was paid in full on November 8, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, initial stockholders, officers, directors or their affiliates may, but are not obligated to, provide us Working Capital Loan. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.
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
We anticipate that the $1,001,870 cash held outside of the Trust Account as of March 31, 2022, will be sufficient to allow us to operate for at least the next 12 months from the issuance of these financial statements, assuming that a Business Combination is not consummated during that time. However, until consummation of a Business Combination, we will be using the funds not held in the Trust Account, and may use Working Capital Loans (as defined in Note 5) from the Sponsor, our officers and directors, or their respective affiliates (which is described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.
We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimates of the costs of undertaking in-depth due diligence and negotiating the Business Combination is less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to the Business Combination. Moreover, we will need to raise additional capital through loans from our Sponsor, officers, directors, or third parties. None of the Sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.
In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should we be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. We have until February 8, 2023 (or up to August 8, 2023 if extended as described above) to consummate a Business Combination. Our amended and restated certificate of incorporation provides that we must complete our initial business combination within 15 months from the closing of our Initial Public Offering (or extended (a) to 18 months if we have filed (i) a Form
8-K
including a definitive merger or acquisition agreement or (ii) a proxy statement, registration statement or similar filing for an initial business combination but have not completed the initial business combination within such
15-month
period or (b) two instances by an additional three months each instance for a total of up to 18 months or 21 months, respectively, by depositing into the trust account for each three month extension in an amount of $0.10 per unit). It is uncertain that the Company will be able to consummate a Business Combination by this time or if the Company has the financial resources to extend the mandatory liquidation date beyond February 8, 2023 by depositing into the Trust Account for each three-month extension an amount of $0.10 per unit. If a Business Combination is not consummated or the mandatory liquidation date is not extended by February 8, 2023, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 8, 2023.

Contractual Obligations
Other than the administrative services agreement and deferred underwriting commission, we do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.
Administrative Services Agreement
Commencing on the date that our securities are first listed on Nasdaq, we agreed to pay the Sponsor $20,000 per month for office space, utilities and secretarial and administrative support services. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees. For the three months ended March 31, 2022, the Company incurred $60,000 and paid $40,000 of fees for these services. For the period from February 17, 2021 (inception) through March 31, 2021, the Company did not incur any fees for these services.
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
Warrant Liability
The Company accounts for the 24,100,000 warrants issued in connection with the IPO and Private Placement in accordance with the guidance contained in FASB ASC 815 “Derivatives and Hedging” whereby under that provision the warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instruments as a liability at fair value and adjusts the instruments to fair value at each reporting period. This liability will be re-measured
at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statements of operations. The fair value of warrants will be estimated using an internal valuation model. The valuation model will utilize inputs such as assumed share prices, volatility, discount factors and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation
at each reporting period.
Deferred Offering Costs
We comply with the requirements of the
ASC340-10-S99-1and
SEC Staff Accounting Bulletin (“SAB”) Topic 5A— “Expenses of Offering”. Deferred offering costs consist principally of professional and registration fees incurred through the balance sheet date that are directly related to the Public Offering. Offering costs are charged to temporary equity or the statement of operations based on the relative value of the Warrants to the proceeds received from the Units sold upon the completion of the IPO. Accordingly, on November 8, 2021, offering costs totaling $13,423,194 (consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees and $773,194 of other offering costs) were recognized with $580,637 which were allocated to the Public and Private Warrants, included in accumulated deficit and $12,842,557 included in temporary equity.
Class A Common Stock Subject to Possible Redemption
We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified in temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, the 23,000,000 shares of Class A common stock is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our balance sheets.
Net Income Per Common Share
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
We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. We have not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 24,100,000 of our Class A common stock in the calculation of diluted loss per share, since their exercise is contingent upon future events. As a result, diluted net income per common share is the same as basic net income per common share.

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
Off-Balance
Sheet Arrangements
As of March 31, 2022, we did not have any
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial officer (our “Certifying Officer”), the effectiveness of our disclosure controls and procedures as of March 31, 2022, as such term is defined in
Rules 13a-15(e)
and
15d-15(e) under the
Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective.
Management concluded that a material weakness in internal control over financial reporting existed relating to an accrued expense and accounts payable recorded by the Company and insufficient controls related to the review during the financial close process. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with US GAAP. Accordingly, management believes that the financial statements included in this Form
10-Q
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
Management’s Report on Internal Controls Over Financial Reporting
This
Form 10-Q does
not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in
Rules 13a-15(f) and
15d-15(f) of
the Exchange Act) during the most recent fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
As of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Annual Report on Form
10-K.
Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Sales of Unregistered Securities
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
(b) Use of Proceeds
The registration statement for the Company’s IPO was declared effective on November 3, 2021. On November 8, 2021, the Company consummated the IPO of 23,000,000 Units including 3,000,000 Units as part of the underwriters’ over-allotment option, at a price of $10.00 per Unit, generating gross proceeds to the Company of $230,000,000. Barclays Capital Inc. and Stifel, Nicolaus & Company, Incorporated acted as joint book-running managers of the IPO. The securities in the offering were registered under the Securities Act on registration statements on Form
S-1(No.
333-254531).
In connection with the IPO, the Company granted the underwriters a
45-day
option to purchase up to an additional 3,000,000 Units to cover over-allotments, if any. As part of the IPO the underwriters’ fully exercised their over-allotment option.
Transaction costs amounted to $13,423,194 consisting of $4,600,000 of underwriting commissions, $8,050,000 of deferred underwriting commissions, and $773,194 of other offering costs. Of the total offering costs, $12,842,557 was charged to temporary equity and $580,637 is included in the statement of operations (See Note 1).

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
(c) Repurchases
None.
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

SPINDLETOP HEALTH ACQUISITION CORP.

Date: May 23, 2022	By:	/s/ Evan S. Melrose
	Name:	Evan S. Melrose
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)