Form 10-Q
period 2022-06-30
Spindletop Health Acquisition Corp.
filed 2022-08-15
CIK 1848558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, anon-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2of
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
of the Exchange Act):    Yes  ☒    No  ☐
As of August 10, 2022, there were
 20,624,297 shares of the Class A Common Stock and 5,750,000 shares of the Class B Common Stock, par value $0.0001 per share, and 2,375,703 Units of the Company issued and outstanding.

SPINDLETOP HEALTH ACQUISITION CORP.
Form
10-Q
For the Quarter Ended June 30, 2022

		Page
Part I. Financial Information		1
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2022 and for the three months ended June 30, 2021 and for the period from February 17, 2021 (inception) through June 30, 2021	2
	Unaudited Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2022 and for the three months ended June 30, 2021 and for the period from February 17, 2021 (inception) through June 30, 2021	3
	Unaudited Condensed Statements of Cash Flows or the six months ended June 30, 2022 and for the period from February 17, 2021 (inception) through June 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	21
Item 4.	Controls and Procedures	22
Part II. Other Information		22
Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 6.	Exhibits	24
Part III. Signatures		25
i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SPINDLETOP HEALTH ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2022 (Unaudited)	December 31, 2021
Assets
Cash	$857,057	$1,195,715
Prepaid expense, current	634,774	1,062,809

Total current assets	1,491,831	2,258,524
Prepaid expenses, non-current	—	99,001
Investments in Trust Account	234,936,916	234,603,651

Total Assets	$236,428,747	$236,961,176

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Accounts payable and accrued expenses	$348,420	$223,236
Taxes payable	13,150	—
Due to related party	20,000	20,000

Total current liabilities	381,570	243,236
Warrant liability	2,651,000	12,073,681
Deferred underwriting commissions	8,050,000	8,050,000

Total liabilities	11,082,570	20,366,917

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 23,000,000 shares at redemption value	234,649,469	234,600,000
Stockholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(9,303,867)	(18,006,316)

Total stockholders’ deficit	(9,303,292)	(18,005,741)

Total liabilities, Class A common stock subject to possible redemption and stockholders’ deficit	$236,428,747	$236,961,176

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPINDLETOP HEALTH ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,	For the Period from February 17, 2021 (Inception) through June 30,
	2022	2021	2022	2021

Formation and operating costs	$457,012	$2,191	$990,878	$2,668

Loss from operations	(457,012)	(2,191)	(990,878)	(2,668)
Other income:
Earnings from investments held in trust account	310,961	—	333,265	—
Change in fair value of warrant liabilities	2,763,560	—	9,422,681	—

Total other income	3,074,521	—	9,755,946	—
Income (loss) before provision for income taxes	2,617,509	(2,191)	8,765,068	(2,668)
Provision for income taxes	(13,150)	—	(13,150)	—
Net income (loss)	$2,604,359	$(2,191)	$8,751,918	$(2,668)

Basic and diluted weighted average shares outstanding, Class A common stock subject to redemption	23,000,000	—	23,000,000	—

Basic and diluted net income per share of Class A common stock	$0.09	$—	$0.30	$—

Basic and diluted weighted average shares outstanding, Class B common stock	5,750,000	5,000,000	5,750,000	5,000,000

Basic and diluted net income (loss) per share, Class B common stock	$0.09	$(0.00)	$0.30	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPINDLETOP HEALTH ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Common Stock		Class B Common Stock		Additional	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance as of December 31, 2021	—	$—	5,750,000	$575	$—	$(18,006,316)	$(18,005,741)
Net income	—	—	—	—	—	6,147,559	6,147,559

Balance as of March 31, 2022 (unaudited)	—	$—	5,750,000	$575	$—	$(11,858,757)	$(11,858,182)
Accretion of Class A common stock subject to possible redemption						(49,469)	(49,469)
Net income	—	—	—	—	—	2,604,359	2,604,359

Balance as of June 30, 2022 (unaudited)	—	$—	5,750,000	$575	$—	$(9,303,867)	$(9,303,292)

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND
FOR THE PERIOD FROM FEBRUARY 17, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Class A Common Stock		Class B Common Stock		Additional	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of February 17, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Class B common stock issued to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(447)	(447)

Balance as of March 31, 2021 (unaudited)	—	$—	5,750,000	$575	$24,425	$(447)	$24,553
Net loss	—	—	—	—	—	(2,221)	(2,221)

Balance as of June 30, 2021 (unaudited)	—	$—	5,750,000	$575	$24,425	$(2,668)	$22,332

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPINDLETOP HEALTH ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the six months ended June 30, 2022	For the period from February 17, 2021 (Inception) through June 30, 2021
Cash flows from operating activities:
Net income (loss)	$8,751,918	$(2,668)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Earnings from investments held in trust account	(333,265)	—
Change in fair value of warrant liabilities	(9,422,681)	—
Changes in operating assets and liabilities:
Taxes payable	13,150	—
Prepaid expenses	527,036	—
Accounts payable and accrued expenses	125,184	2,668

Net cash used in operating activities	(338,658)	—

Cash flows from financing activities:
Proceeds from initial stockholder	—	25,000
Payment of deferred offering costs	—	(285,693)
Proceeds from issuance of promissory note to related party	—	300,000

Net cash provided by financing activities	—	39,307

Net change in cash	(338,658)	39,307
Cash, beginning of the period	1,195,715	—

Cash, end of the period	$857,057	$39,307

Supplemental disclosure of cash flow information:
Deferred offering costs in accrued offering costs and expenses	$—	$177,118

Accretion of Class A common stock subject to possible redemption	49,469	—

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPINDLETOP HEALTH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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
As of June 30, 2022, the Company has not commenced any operations. All activity for the period from February 17, 2021 (inception) through June 30, 2022 relates to the Company’s formation and the Initial Public Offering (“IPO”) (as defined below) and since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income
in the form of interest income on cash and cash equivalents from the investments held in the Trust Account.
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
Liquidity, Capital Resources, and Going Concern
As of June 30, 2022, the Company had $857,057 in its operating bank account and working capital of $1,397,708

(excluding income and Delaware franchise taxes payable which are payable from earnings in the Trust Account).
The Company’s liquidity needs up to June 30, 2022 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the founder shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $300,000

(see Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The promissory note was paid in full on November 8, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, initial stockholders, officers, directors or their affiliates may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.
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
If the Company does not complete a Business Combination within 15 months from the IPO (February 8, 2023) (such
15-month
period extended (a) to 18 months if the Company has filed (i) a Form
8-K
including a definitive merger or acquisition agreement or (ii) a proxy statement, registration statement or similar filing for an initial Business Combination but has not completed the initial Business Combination within such
15-month
period or (b) two instances by an additional three months each instance for a total of up to 18 months or 21 months, respectively, by depositing into the Trust Account for each three month extension in an amount of $0.10 per unit) or during any stockholder-approved extension period, the Company will redeem 100% of the public shares at aper-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to the limitations described herein.
The Company anticipates that the $857,057 cash held outside of the Trust Account as of June 30, 2022, will be sufficient to allow the Company to operate for at least the next 12 months from the issuance of these financial statements, assuming that a Business Combination is not consummated during that time. However, until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and may use Working Capital Loans (as defined in Note 5) from the Sponsor, the Company’s officers and directors, or their respective affiliates (which is described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.
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
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until February 8, 2023 (or up to August 8,2023 if extended as described above) to consummate a Business Combination. The Company’s amended and restated certificate of incorporation provides that the Company must complete an initial business combination within 15 months from the closing of the IPO (or extended (a) to 18 months if we have filed (i) a Form
8-K
including a definitive merger or acquisition agreement or (ii) a proxy statement, registration statement or similar filing for an initial business combination but have not completed the initial business combination within such
15-month
period or (b) two instances by an additional three months each instance for a total of up to 18 months or 21 months, respectively, by depositing into the trust account for each three month extension in an amount of $0.10 per unit). It is uncertain that the Company will be able to consummate a Business Combination by this time or if the Company has the financial resources to extend the mandatory liquidation date beyond February 8,2023 by depositing into the trust account for each three-month extension an amount of $0.10 per unit. If a Business Combination is not consummated or the mandatory liquidation date is not extended by February 8, 2023, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 8, 2023.

Note 2 — Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
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
which contains the audited financial statements and notes thereto as filed with the SEC on April 14, 2022. The financial information as of December 31, 2021, is derived from the audited financial statements presented in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021, as filed with the SEC on April 14, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.
Emerging Growth Company Status
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the” JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
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

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $857,057 and $1,195,715, respectively, as of June 30, 2022 and December 31, 2021 and no cash equivalents.
Investments Held in Trust Account
At June 30, 2022 and December 31, 2021, funds held in the Trust Account include investments substantially held in a money market fund characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below), respectively.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of June 30, 2022 and December 31, 2021, the Company had not experienced losses on this account and management believes the Company was not exposed to significant risks on such account.
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
each reporting period.

Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.
T
he
 effective tax rate
was 0.50% and 0.00% for the three months ended June 30,

2022 and 2021, respectively, and 0.15% and 0.00% for the six months ended June 30, 2022 and for the period from February 17, 2021 (inception) through June 30, 2021, respectively. The effective tax rate differs from the statutory tax rate of 21%

for the three and six months ended June 30, 2022 and for the three months ended June 30, 2021 and for the period from February 17, 2021 (inception) through June 30, 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.
While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the Company’s change in fair value of warrants (or any other change in fair value of a complex financial instrument), the timing of any potential business combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC
740-270-25-3
which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through June 30, 2022.
The Company is taking the position that the deferred tax asset related to the unutilized net operating loss (“NOL” should still be fully reserved. While interest rates have increased, the actual amount of interest income for tax purposes may differ significantly due to the timing of treasuries purchased, whether the Company invests in treasuries or potential unrealized interest income based on maturity. Additionally, the NOL utilization is limited to 80% so the approach and estimate used in the interim period is conservative in nature while reviewing the pertinent facts unique to the Company’s income tax situation.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30,2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified in temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at June 30,2022 and December 31, 2021, the 23,000,000 shares of Class A common stock are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our balance sheets.
The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. As of June 30,2022 and December 31, 2021, there were 23,000,000 Class A common stock outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the balance sheet. The Class A common stock subject to possible redemption reflected on the balance sheet are reconciled on the following table:

Gross proceeds from Initial Public Offering	$230,000,000
Less:
Proceeds allocated to public warrants	(9,441,500)
Class A common stock issuance cost	(12,842,557)
Plus:
Accretion of carrying value to redemption value	22,333,526
Proceeds from Private Placement deposited in Trust Account	4,600,000

Class A common stock subject to possible redemption	$234,649,469

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
The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the IPO because the warrants are contingently exercisable, and the contingencies have not yet been met. The warrants are exercisable to purchase 24,100,000 shares of common stock in the aggregate. As of June 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the period presented.

Accretion of the carrying value of common stock subject to redemption value is excluded from net income per common stock because the redemption value approximates fair value.
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021		Six Months Ended June 30, 2022		For the Period from February 17, 2021 (Inception) through June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B

Basic and diluted net income (loss) per share
Numerator:
Allocation of net income (loss)	$2,083,487	$520,872	$—	(2,191)	$7,001,534	$1,750,384	$—	$2,668
Denominator:
Weighted-average shares outstanding including common stock subject to redemption	23,000,000	5,750,000	—	5,000,000	23,000,000	5,750,000	—	5,000,000

Basic and diluted net income (loss) per share	$0.09	$0.09	$—	$0.00	$0.30	$0.30	$—	$0.00
Recent Accounting Pronouncements
In August 2020, FASB issued Accounting Standards Update
(“ASU”)2020-06,
Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU2020-06”)
to simplify accounting for certain financial instruments.
ASU2020-06
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
ASU2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments.
ASU2020-06
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
Promissory Note — Related Party
The Company’s Sponsor agreed to loan the Company an aggregate of up to $300,000 in two promissory notes to be used for a portion of the expenses of the IPO. The initial promissory note, entered into on February 23, 2021, provided for a loan of $100,000 that was non-interest bearing, unsecured
and due at the earlier of August 31, 2021 or the closing of the IPO. On August 30, 2021, the Company entered into an amendment to the initial promissory note to extend the repayment date to the earlier of December 31, 2021 or the closing of this offering. The Company entered into an additional promissory note on June 15, 2021, which provided for a $200,000 loan that was non-interest bearing,
unsecured and due at the earlier of December 31, 2021 or the closing of the IPO. As of the IPO, the Company had borrowed $300,000 under these promissory notes and repaid them in full. As of June 30, 2022 and December 31, 2021, no amounts were due on these promissory notes. Additionally, no further borrowings are allowed.

Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $2,000,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. At June 30, 2022 and December 31, 2021, the Company had not borrowed any funds under the Working Capital Loans
and, accordingly, no such Working Capital Loans were outstanding.
Administrative Service Fee
On November 3, 2021, the Company entered into an administrative services agreement commencing on the date that the Company’s securities are first listed on the Nasdaq pursuant to which the Company will agree to pay the Sponsor a total of $20,000 per month for office space, utilities and secretarial and administrative support provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2022, the Company incurred $60,000 and $120,000 and paid $60,000 and $120,000 of fees for these services. For the three months ended June 30, 2021 and for the period from February 1
7
, 2021 (inception) through June 30, 2021, the Company did not incur any fees for these services.
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
Note 7 — Warrant Liabilities
The Company accounts for the 24,100,000 warrants issued in connection with the IPO (11,500,000 Public Warrants and 12,600,000 Private Placement Warrants) in accordance with the guidance contained in FASB ASC 815 “Derivatives and Hedging” whereby under that provision the warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at fair value and adjusts the instruments to fair value at each reporting period. This liability will be re-measured a
teach balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statements of operations.

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
Note 8 — Fair Value Measurements
Investment Held in Trust Account
As of June 30, 2022 and December 31, 2021, the investments in the Company’s Trust Account primarily consisted of U.S. Money Market funds which are classified as cash equivalents. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.
Warrant Liability
Under the guidance in ASC
815-40,
the Company’s warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the balance sheets at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement,
the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations.
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
The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

Description	Level	June 30, 2022	December 31, 2021
Assets:
Investments held in Trust Account – money market fund	1	$234,936,916	$234,603,651
Liabilities:
Private Placement Warrants	2	$1,386,000	$6,323,681
Public Warrants	1	$1,265,000	$5,750,000
Note 9 — Stockholders’ Equity (Deficit)
Preferred Stock
— The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common stock
— The Company is authorized to issue a total of 100,000,000 Class A common shares at par value of $0.0001 each. At June 30, 2022 and December 31, 2021, there were no shares of Class A common shares issued or outstanding, excluding 23,000,000 shares subject to possible redemption..

Class
 B Common stock
— The Company is authorized to issue a total of 10,000,000 Class B common shares at par value of $0.0001 each. As of June 30, 2022 and December 31, 2021, the Company has issued 5,750,000 Class B common shares to its initial stockholders for $25,000, or approximately $0.004 per share. The founder shares include an aggregate of up to 750,000 shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters in full. With the exercise of the underwriters’ over-allotment option on November 8, 2021, no founder shares are subject to forfeiture.
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
Note 10— Subsequent Events
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
We will have 15 months from the closing of the IPO to complete an initial Business Combination (the “Combination Period”) (or extended (a) to 18 months if we have filed (i) a Form
8-K
including a definitive merger or acquisition agreement or (ii) a proxy statement, registration statement or similar filing for an initial business combination but have not completed the initial business combination within such
15-month
period or (b) two instances by an additional three months each instance for a total of up to 18 months or 21 months, respectively, by depositing into the trust account for each three month extension in an amount of $0.10 per unit). However, if we are unable to complete its initial Business Combination within the Combination Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at aper-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Results of Operations
As of June 30, 2022, we had not commenced any operations. All activity for the period from February 17, 2021 (inception) through June 30, 2022, relates to our formation and the Initial Public Offering and since the closing of the IPO, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended June 30, 2022, we had net income of $2,604,359, which consisted of a change in the fair value of warrant liabilities of $2,763,560, and earnings from investments held in trust account of $310,961, partially offset by operating costs of $457,012 and provision for income tax of $13,150.
For the six months ended June 30, 2022, we had net income of $8,751,918, which consisted of a change in the fair value of warrant liabilities of $9,422,681, and earnings from investments held in trust account of $333,265, partially offset by operating costs of $990,878 and provision for income tax of $13,150.
For the three months ended June 30, 2021, we had net loss of $2,191 which consisted of formation costs.
For the period from February 17, 2021 (inception) to June 30, 2021, we had net loss of $2,668, which consisted of formation costs.
Liquidity, Capital Resources and Going Concern
As of June 30, 2022, we had $857,057 in our operating bank account, and a working capital of $1,397,708 (excluding income and Delaware franchise taxes payable which are payable from earnings in the Trust Account).
Our liquidity needs up to June 30, 2022 had been satisfied through a payment from the Sponsor of $25,000 for the founder shares to cover certain offering costs and the loan under two unsecured promissory notes from the Sponsor of $300,000 and the proceeds from the consummation of the Private Placement not held in the Trust Account. The promissory note was paid in full on November 8, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, initial stockholders, officers, directors or their affiliates may, but are not obligated to, provide us Working Capital Loan. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.
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
We anticipate that the $857,057 cash held outside of the Trust Account as of June 30, 2022, will be sufficient to allow us to operate for at least the next 12 months from the issuance of these financial statements, assuming that a Business Combination is not consummated during that time. However, until consummation of a Business Combination, we will be using the funds not held in the Trust Account, and may use Working Capital Loans (as defined in Note 5) from the Sponsor, our officers and directors, or their respective affiliates (which is described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.
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
In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update
(“ASU”)2014-15,
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
Administrative Services Agreement
Commencing on the date that our securities are first listed on Nasdaq, we agreed to pay the Sponsor $20,000 per month for office space, utilities and secretarial and administrative support services. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees. For the three and six months ended June 30, 2022, the Company incurred $60,000 and $120,000 and paid $60,000 and $120,000 of fees for these services. For the three months ended June 30, 2021 and for the period from February 17, 2021 (inception) through June 30, 2021, the Company did not incur any fees for these services.
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
Warrant Liability
The Company accounts for the 24,100,000 warrants issued in connection with the IPO and Private Placement in accordance with the guidance contained in FASB ASC 815 “Derivatives and Hedging” whereby under that provision the warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instruments as a liability at fair value and adjusts the instruments to fair value at each reporting period. This liability will be re-measured
at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statements of operations. The fair value of warrants will be estimated using an internal valuation model. The valuation model will utilize inputs such as assumed share prices, volatility, discount factors and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject tore-evaluation at each reporting period.
Deferred Offering Costs
We comply with the requirements of the ASC
340-10-S99-1
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A— “Expenses of Offering”. Deferred offering costs consist principally of professional and registration fees incurred through the balance sheet date that are directly related to the Public Offering. Offering costs are charged to temporary equity or the statement of operations based on the relative value of the Warrants to the proceeds received from the Units sold upon the completion of the IPO. Accordingly, on November 8, 2021, offering costs totaling $13,423,194 (consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees and $773,194 of other offering costs) were recognized with $580,637 which were allocated to the Public and Private Warrants, included in accumulated deficit and $12,842,557 included in temporary equity.
Class A Common Stock Subject to Possible Redemption
We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified in temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, the 23,000,000 shares of Class A common stock is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our balance sheets.
Net Income (Loss) Per Common Share
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
Update (“ASU”)2020-06,
Debt—Debt with Conversion and Other Options
(Subtopic 470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity
(Subtopic 815-40)(“ASU 2020-06”)
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
Off-Balance
Sheet Arrangements
As of June 30, 2022, we did not have any
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial officer (our “Certifying Officer”), the effectiveness of our disclosure controls and procedures as of June 30, 2022, as such term is defined in
Rules 13a-15(e)
and
15d-15(e) under the
Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective.
As previously disclosed in the quarterly report on Form
10-Q
for the quarter ended March 31, 2022, management identified a material weakness in internal control over financial reporting as of March 31, 2022 relating to an accrued expense and accounts payable recorded by the Company and insufficient controls related to the review during the financial close process. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with US GAAP. Accordingly, management believes that the financial statements included in this Form
10-Q
present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
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
15d-15(f) of
the Exchange Act) during the most recent fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
As previously disclosed in the quarterly report on Form
10-Q
for the quarter ended March 31, 2022, management identified a material weakness in internal controls related to the financial reporting. In light of the material weakness identified, although we have processes to identify and appropriately apply applicable accounting requirements, we plan to remediate the identified material weakness by enhancing our processes to identify and appropriately applying applicable accounting requirements to better apply the accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to documents and increased communication among our personnel and third-party professionals with whom we consult regarding accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
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

SPINDLETOP HEALTH ACQUISITION CORP.

Date: August 15, 2022	By:	/s/ Evan S. Melrose
	Name:	Evan S. Melrose
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)