Form 10-Q
period 2022-09-30
Spindletop Health Acquisition Corp.
filed 2022-11-10
CIK 1848558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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
of the Exchange Act):    Yes  ☒    No  ☐
As of
November 7, 2022, there
were 22,425,651 shares of the Class A Common Stock and 5,750,000 shares of the Class B Common Stock, par value $0.0001 per share, and 574,349 Units of the Company issued and outstanding.

SPINDLETOP HEALTH ACQUISITION CORP.

Form 10-Q For the Quarter Ended September 30, 2022

		Page
Part I. Financial Information		1
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2022 and for the three months ended September 30, 2021 and for the period from February 17, 2021 (inception) through September 30, 2021	2
	Unaudited Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2022 and for the three months ended September 30, 2021 and for the period from February 17, 2021 (inception) through September 30, 2021	3
	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from February 17, 2021 (inception) through September 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	21
Item 4.	Controls and Procedures	22
Part II. Other Information		22
Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 6.	Exhibits	24
Part III. Signatures		25

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SPINDLETOP HEALTH ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2022 (Unaudited)	December 31, 2021
Assets
Cash	$724,671	$1,195,715
Prepaid expense, current	366,887	1,062,809

Total current assets	1,091,558	2,258,524
Prepaid expenses, non-current	—	99,001
Investments in Trust Account	236,002,902	234,603,651

Total Assets	$237,094,460	$236,961,176

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Accounts payable and accrued expenses	$349,762	$223,236
Taxes payable	226,507	—
Due to related party	40,000	20,000

Total current liabilities	616,269	243,236
Warrant liability	1,928,000	12,073,681
Deferred underwriting commissions	8,050,000	8,050,000

Total liabilities	10,594,269	20,366,917
Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 23,000,000 shares at redemption value of $10.24 and $10.20 at September 30, 2022 and December 31, 2021, respectively	235,452,098	234,600,000
Stockholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(8,952,482)	(18,006,316)

Total stockholders’ deficit	(8,951,907)	(18,005,741)

Total liabilities, Class A common stock subject to possible redemption and stockholders’ deficit	$237,094,460	$236,961,176

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPINDLETOP HEALTH ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period from February 17, 2021 (Inception) through September 30,
	2022	2021	2022	2021
Formation and operating costs	$421,615	$—	$1,412,493	$2,668

Loss from operations	(421,615)	—	(1,412,493)	(2,668)
Other income:
Earnings from investments held in trust account	1,065,986	—	1,399,251	—
Change in fair value of warrant liabilities	723,000	—	10,145,681	—

Total other income, net	1,788,986	—	11,544,932	—
Income (loss) before provision for income taxes	1,367,371	—	10,132,439	(2,668)
Provision for income taxes	(213,357)	—	(226,507)	—

Net income (loss)	$1,154,014	$—	$9,905,932	$(2,668)

Basic and diluted weighted average shares outstanding, Class A common stock subject to redemption	23,000,000	—	23,000,000	—

Basic and diluted net income per share of Class A common stock	$0.04	$—	$0.34	$—

Basic and diluted weighted average shares outstanding, Class B common stock	5,750,000	5,000,000	5,750,000	5,000,000

Basic and diluted net income (loss) per share, Class B common stock	$0.04	$—	$0.34	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPINDLETOP HEALTH ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30,
2022

	Class A Common Stock		Class B Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance as of December 31, 2021	—	$—	5,750,000	$575	$—	$(18,006,316)	$(18,005,741)
Net income	—	—	—	—	—	6,147,559	6,147,559

Balance as of March 31, 2022 (unaudited)	—	—	5,750,000	575	—	(11,858,757)	(11,858,182)
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(49,469)	(49,469)
Net income	—	—	—	—	—	2,604,359	2,604,359

Balance as of June 30, 2022 (unaudited)	—	—	5,750,000	575	—	(9,303,867)	(9,303,292)
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(802,629)	(802,629)
Net income	—	—	—	—	—	1,154,014	1,154,014

Balance as of September 30, 2022 (unaudited)	—	$—	5,750,000	$575	$—	$(8,952,482)	$(8,951,907)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND
FOR THE PERIOD FROM FEBRUARY 17, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class A Common Stock		Class B Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of February 17, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Class B common stock issued to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(447)	(447)

Balance as of March 31, 2021 (unaudited)	—	—	5,750,000	575	24,425	(447)	24,553
Net loss	—	—	—	—	—	(2,221)	(2,221)

Balance as of June 30, 2021 (unaudited)	—	—	5,750,000	575	24,425	(2,668)	22,332
Net income	—	—	—	—	—	—	—

Balance as of September 30, 2021 (unaudited)	—	$—	5,750,000	$575	$24,425	$(2,668)	$22,332

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPINDLETOP HEALTH ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,	For the period from February 17, 2021 (Inception) through September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$9,905,932	$(2,668)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Earnings from investments held in trust account	(1,399,251)	—
Change in fair value of warrant liabilities	(10,145,681)	—
Changes in operating assets and liabilities:
Due to related party	20,000	—
Taxes payable	226,507	—
Prepaid expenses	794,923	—
Accounts payable and accrued expenses	126,526	2,668

Net cash used in operating activities	(471,044)	—

Cash flows from financing activities:
Proceeds from initial stockholder	—	25,000
Payment of deferred offering costs	—	(285,693)
Proceeds from issuance of promissory note to related party	—	300,000

Net cash used in financing activities	—	39,307

Net change in cash	(471,044)	39,307
Cash, beginning of the period	1,195,715	—

Cash, end of the period	$724,671	$39,307

Supplemental disclosure of cash flow information:
Deferred offering costs in accrued offering costs and expenses	$—	$248,932

Remeasurement of Class A common stock subject to possible redemption	$852,098	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPINDLETOP HEALTH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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
As of September 30, 2022, the Company has not commenced any operations. All activity for the period from February 17, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the Initial Public Offering (“IPO”) (as defined below) and since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income
in the form of interest income on cash and cash equivalents from the investments held in the Trust Account.
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
Inflation Reduction Act of 2022
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.
Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.
Liquidity, Capital Resources, and Going Concern
As of September 30, 2022, the Company had $724,671 in its operating bank account and working capital of $1,026,093 (excluding income and Delaware franchise taxes payable which are payable from earnings in the Trust Account).
The Company’s liquidity needs up to September 30, 2022 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the founder shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $300,000 (see Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The promissory note was paid in full on November 8, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, initial stockholders, officers, directors or their affiliates may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.
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
If the Company does not complete a Business Combination within 15 months from the IPO (February 8, 2023) (such
15-month
period extended (a) to 18 months if the Company has filed (i) a Form
8-K
including a definitive merger or acquisition agreement or (ii) a proxy statement, registration statement or similar filing for an initial Business Combination but has not completed the initial Business Combination within such
15-month
period or (b) two instances by an additional three months each instance for a total of up to 18 months or 21 months, respectively, by depositing into the Trust Account for each three month extension in an amount of $0.10 per share) or during any stockholder-approved extension period, the Company will redeem 100% of the public shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to the limitations described herein.
The Company anticipates that the cash held outside of the Trust Account as of September 30, 2022, will be sufficient to allow the Company to operate until the Company’s mandatory liquidation date on February 8, 2023, assuming that a Business Combination is not consummated during that time. However, until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and may use Working Capital Loans (as defined in Note 5) from the Sponsor, the Company’s officers and directors, or their respective affiliates (which is described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.
The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the Company’s estimates of the costs of undertaking in-depth
due diligence and negotiating the Business Combination is less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the Business Combination. Moreover, the Company will need to raise additional capital through loans from its Sponsor, officers, directors, or third parties. None of the Sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. If the Company extends the mandatory liquidation date, as described above, it is uncertain the Company will have sufficient funds to meet its obligations.
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update
(“ASU”)

2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until February 8, 2023 (or up to August 8,

2023 if extended as described above) to consummate a Business Combination. The Company’s amended and restated certificate of incorporation provides that the Company must complete an initial business combination within 15 months from the closing of the IPO (or extended (a) to 18 months if we have filed (i) a Form
8-K
including a definitive merger or acquisition agreement or (ii) a proxy statement, registration statement or similar filing for an initial business combination but have not completed the initial business combination within such
15-month
period or (b) two instances by an additional three months each instance for a total of up to 18 months or 21 months, respectively, by depositing into the trust account for each three month extension in an amount of $0.10 per share). It is uncertain that the Company will be able to consummate a Business Combination by this time or if the Company has the financial resources to extend the mandatory liquidation date beyond February 8,

2023 by depositing into the trust account for each three-month extension an amount of $0.10 per share. If a Business Combination is not consummated or the mandatory liquidation date is not extended by February 8, 2023, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 8, 2023.

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
which contains the audited financial statements and notes thereto as filed with the SEC on April 14, 2022. The financial information as of December 31, 2021, is derived from the audited financial statements presented in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021, as filed with the SEC on April 14, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.
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

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $724,671 and $1,195,715, respectively, as of September 30, 2022 and December 31, 2021 and no cash equivalents.
Investments Held in Trust Account
At September 30, 2022 and December 31, 2021, funds held in the Trust Account include investments substantially held in a money market fund characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below), respectively.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of September 30, 2022 and December 31, 2021, the Company had not experienced losses on this account and management believes the Company was not exposed to significant risks on such account.
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
each reporting period.

Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate was 15.60% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and 2.24% and 0.00% for the nine months ended September 30, 2022 and for the period from February 17, 2021 (inception) through September 30, 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and for the three months ended September 30, 2021 and for the period from February 17, 2021 (inception) through September 30, 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.
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
which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through September 30, 2022.
The Company is taking the position that the deferred tax asset related to the unutilized net operating loss (“NOL”) should still be fully reserved. While interest rates have increased, the actual amount of interest income for tax purposes may differ significantly due to the timing of money market funds purchased, whether the Company invests in money market funds or potential unrealized interest income based on maturity. Additionally, the NOL utilization is limited to 80% so the approach and estimate used in the interim period is conservative in nature while reviewing the pertinent facts unique to the Company’s income tax situation.
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
The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months
.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified in temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at September 30,

2022 and December 31, 2021, the 23,000,000 shares of Class A common stock are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our balance sheets.
The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. As of September 30, 2022, and December 31, 2021, there were 23,000,000
Shares of Class A common stock outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the balance sheet
.
The Class A common stock subject to possible redemption reflected on the balance sheet are reconciled on the following table:

Gross proceeds from Initial Public Offering	$230,000,000
Less:
Proceeds allocated to public warrants	(9,441,500)
Class A common stock issuance cost	(12,842,557)
Plus:
Remeasurement of carrying value to redemption value	22,284,057
Proceeds from Private Placement deposited in Trust Account	4,600,000
Class A common stock subject to possible redemption at December 31, 2021	234,600,000
Plus:
Remeasurement of carrying value to redemption value	852,098
Class A common stock subject to possible redemption at September 30, 2022	$235,452,098
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
The Company’s statement of operations applies the two-class method in calculating net income (loss) per share. Basic and diluted net income (loss) per common share for Class A common stock and Class B common stock is calculated by dividing net income (loss) attributable to the Company by the weighted average number of shares of Class A common stock and Class B common stock outstanding, allocated proportionally to each class of common stock.
The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the IPO because the warrants are contingently exercisable, and the contingencies have not yet been met. The warrants are exercisable to purchase 24,100,000 shares of common stock in the aggregate. As of September 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the period presented.

Remeasurement of the carrying value of common stock subject to redemption value is excluded from net income per common stock because the redemption value approximates fair value.
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	Three Months Ended September 30,				Nine Months Ended September 30,		For the Period from February 17, 2021 (Inception) through September 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator:
Allocation of net income (loss)	$923,211	$230,803	$—	—	$7,924,746	$1,981,186	$—	$(2,668)
Denominator:
Weighted-average shares outstanding including common stock subject to redemption	23,000,000	5,750,000	—	5,000,000	23,000,000	5,750,000	—	5,000,000
Basic and diluted net income (loss) per share	$0.04	$0.04	$—	$0.00	$0.34	$0.34	$—	$(0.00)
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
Business Combination activity, (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete its initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Combination Period, and (iv) vote any founder shares held by them and any public shares purchased during or after this offering (including in open market and privately-negotiated transactions) in favor of the Company’s initial Business Combination
.
Promissory Notes — Related Party
The Company’s Sponsor agreed to loan the Company an aggregate of up to $300,000 in two promissory notes to be used for a portion of the expenses of the IPO. The initial promissory note, entered into on February 23, 2021, provided for a loan of $100,000 that was non-interest bearing, unsecured
and due at the earlier of August 31, 2021 or the closing of the IPO. On August 30, 2021, the Company entered into an amendment to the initial promissory note to extend the repayment date to the earlier of December 31, 2021 or the closing of th
e

IPO
. The Company entered into an additional promissory note on June 15, 2021, which provided for a $200,000 loan that was non-interest bearing,
unsecured and due at the earlier of December 31, 2021 or the closing of the IPO. As of the IPO, the Company had borrowed $300,000 under these promissory notes and repaid them in full. As of September 30, 2022 and December 31, 2021, no amounts were due on these promissory notes. Additionally, no further borrowings are allowed under this note.

Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $2,000,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. At September 30, 2022 and December 31, 2021, the Company had not borrowed any funds under the Working Capital Loans and, accordingly, no such Working Capital Loans were outstanding.
Administrative Service Fee
On November 3, 2021, the Company entered into an administrative services agreement commencing on the date that the Company’s securities are first listed on the Nasdaq pursuant to which the Company will agree to pay the Sponsor a total of $20,000 per month for office space, utilities and secretarial and administrative support provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2022, the Company incurred $60,000 and $180,000 and paid $40,000 and $160,000 of fees for these services. For the three months ended September 30, 2021 and for the period from February 17, 2021 (inception) through September 30, 2021, the Company did not incur any fees for these services.
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
Note 8 — Fair Value Measurements
Investment Held in Trust Account
As of September 30, 2022 and December 31, 2021, the investments in the Company’s Trust Account primarily consisted of a money market fund which are classified as cash equivalents. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets
.
Warrant Liability
Under the guidance in ASC
815-40,
the Company’s warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the balance sheets at fair value. This valuation is subject to re-measurement
at each balance sheet date. With each
re-measurement,
the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations.
Recurring Fair Value Measurements
On or about December 27, 2021, holders of the Company’s Units were able to separately trade the Class A common stock and warrants included in the Company’s Units. As such, the Company’s warrant liability for the Public Warrants is based on market prices. The Company’s warrant liability at September 30, 2022 and December 31, 2021 for the Public Warrants was based on unadjusted quoted prices in an active market (Nasdaq) for identical assets or liabilities that the Company has the ability to access. The fair value of the Public Warrant liability is classified within Level 1 of the fair value hierarchy.
The Company’s Private Placement Warrants are economically equivalent to the Company’s Public Warrants. For the period ending December 31, 2021, the Private Warrants were reclassified from a Level 3 to a Level 2 classification.
The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

Description	Level	September 30, 2022	December 31, 2021

Assets:
Investments held in Trust Account – money market fund	1	$236,002,902	$234,603,651
Liabilities:
Private Placement Warrants	2	$1,008,000	$6,323,681
Public Warrants	1	$920,000	$5,750,000
Note 9 — Stockholders’ Deficit
Preferred Stock
— The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class A Common stock
— The Company is authorized to issue a total of 100,000,000 Class A common shares at par value of $0.0001 each. At September 30, 2022 and December 31, 2021, there were no shares of Class A common shares issued or outstanding, excluding 23,000,000 shares subject to possible redemption.

Class B Common stock
— The Company is authorized to issue a total of 10,000,000 Class B common shares at par value of $0.0001 each. As of September 30, 2022 and December 31, 2021, the Company has issued 5,750,000 Class B common shares to its initial stockholders for $25,000, or approximately $0.004 per share. The founder shares include an aggregate of up to 750,000 shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters in full. With the exercise of the underwriters’ over-allotment option on November 8, 2021, no founder shares are subject to forfeiture.
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

We will have 15 months from the closing of the IPO to complete an initial Business Combination (the “Combination Period”) (or extended (a) to 18 months if we have filed (i) a Form 8-K including a definitive merger or acquisition agreement or (ii) a proxy statement, registration statement or similar filing for an initial business combination but have not completed the initial business combination within such 15-month period or (b) two instances by an additional three months each instance for a total of up to 18 months or 21 months, respectively, by depositing into the trust account for each three month extension in an amount of $0.10 per share). However, if we are unable to complete its initial Business Combination within the Combination Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at aper-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Results of Operations

As of September 30, 2022, we had not commenced any operations. All activity for the period from February 17, 2021 (inception) through September 30, 2022, relates to our formation and the Initial Public Offering and since the closing of the IPO, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had net income of $1,154,014, which consisted of a change in the fair value of warrant liabilities of $723,000, and earnings from investments held in trust account of $1,065,986, partially offset by operating costs of $421,615 and provision for income tax of $213,357.

For the nine months ended September 30, 2022, we had net income of $9,905,932, which consisted of a change in the fair value of warrant liabilities of $10,145,681 and earnings from investments held in trust account of $1,399,251, partially offset by operating costs of $1,412,493 and provision for income tax of $226,507.

For the three months ended September 30, 2021, we had net income of $0.

For the period from February 17, 2021 (inception) to September 30, 2021, we had net loss of $2,668, which consisted of formation costs.

Liquidity, Capital Resources and Going Concern

As of September 30, 2022, we had $724,671 in our operating bank account, and a working capital of $1,026,093 (excluding income and Delaware franchise taxes payable which are payable from earnings in the Trust Account).

Our liquidity needs up to September 30, 2022 had been satisfied through a payment from the Sponsor of $25,000 for the founder shares to cover certain offering costs and the loan under two unsecured promissory notes from the Sponsor of $300,000 and the proceeds from the consummation of the Private Placement not held in the Trust Account. The promissory note was paid in full on November 8, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, initial stockholders, officers, directors or their affiliates may, but are not obligated to, provide us Working Capital Loan. As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

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

We anticipate that the cash held outside of the Trust Account as of September 30, 2022, will be sufficient to allow us to operate for at least the next 12 months from the issuance of these financial statements, assuming that a Business Combination is not consummated during that time. However, until consummation of a Business Combination, we will be using the funds not held in the Trust Account, and may use Working Capital Loans (as defined in Note 5) from the Sponsor, our officers and directors, or their respective affiliates (which is described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should we be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. We have until February 8, 2023 (or up to August 8, 2023 if extended as described above) to consummate a Business Combination. Our amended and restated certificate of incorporation provides that we must complete our initial business combination within 15 months from the closing of our Initial Public Offering (or extended (a) to 18 months if we have filed (i) a Form 8-K including a definitive merger or acquisition agreement or (ii) a proxy statement, registration statement or similar filing for an initial business combination but have not completed the initial business combination within such 15-month period or (b) two instances by an additional three months each instance for a total of up to 18 months or 21 months, respectively, by depositing into the trust account for each three month extension in an amount of $0.10 per share). It is uncertain that the Company will be able to consummate a Business Combination by this time or if the Company has the financial resources to extend the mandatory liquidation date beyond February 8, 2023 by depositing into the Trust Account for each three-month extension an amount of $0.10 per share. If a Business Combination is not consummated or the mandatory liquidation date is not extended by February 8, 2023, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 8, 2023.

Contractual Obligations

Other than the administrative services agreement and deferred underwriting commission, we do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Administrative Services Agreement

Commencing on the date that our securities are first listed on Nasdaq, we agreed to pay the Sponsor $20,000 per month for office space, utilities and secretarial and administrative support services. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees. For the three and nine months ended September 30, 2022, the Company incurred $60,000 and $180,000 and paid $40,000 and $160,000 of fees for these services. For the three months ended September 30, 2021 and for the period from February 17, 2021 (inception) through September 30, 2021, the Company did not incur any fees for these services.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified in temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, the 23,000,000 shares of Class A common stock is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our balance sheets.

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

Recent Accounting Pronouncements

In August 2020, FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)(“ASU 2020-06”)to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis. On February 17, 2021, the date of the Company’s inception, the Company adopted the new standard.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial officer (our “Certifying Officer”), the effectiveness of our disclosure controls and procedures as of September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective.

As previously disclosed in the quarterly report on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022, management identified a material weakness in internal control over financial reporting as of March 31, 2022 relating to an accrued expense and accounts payable recorded by the Company and insufficient controls related to the review during the financial close process. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with US GAAP. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As previously disclosed in the quarterly report on Form 10-Q for the quarter ended March 31, 2022 and June 30, 2022, management identified a material weakness in internal controls related to the financial reporting. In light of the material weakness identified, although we have processes to identify and appropriately apply applicable accounting requirements, we plan to remediate the identified material weakness by enhancing our processes to identify and appropriately applying applicable accounting requirements to better apply the accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to documents and increased communication among our personnel and third-party professionals with whom we consult regarding accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

SPINDLETOP HEALTH ACQUISITION CORP.

Date: November 10, 2022	By:	/s/ Evan S. Melrose
	Name:	Evan S. Melrose
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)